Form 10-Q
period 1996-06-30
BOSTONFED BANCORP INC
filed 1996-08-14
CIK 948515

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:              June 30, 1996
                            __________________________

Commission File Number               1-13936
                            __________________________


                               BOSTONFED BANCORP INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

            Delaware                                            52-1940834
________________________________________________________________________________
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

17 New England Executive Park, Burlington, Massachusetts  01803
________________________________________________________________________________
  (Address of principal executive offices)              (Zip Code)

                                  (617) 273-0300
________________________________________________________________________________
              (Registrant's telephone number, including area code)

                                  Not Applicable
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


    Indicate by check mark whether the registrant (1) hasfiled all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  (X)                No   (    )

     Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 1996: 6,589,617.

                             BOSTONFED BANCORP INC.
                                   FORM 10-Q
                                    INDEX



PART I - FINANCIAL INFORMATION                                    Page
______________________________                                    ____

  Item 1.   Financial Statements:

            Consolidated Statements of Financial Condition as
            of June 30, 1996 and December 31, 1995                  2

            Consolidated Statements of Income for the Three and Six
            Months ended June 30, 1996 and 1995                     3

            Consolidated Statement of Changes in Shareholders'
            Equity for the Six Months ended June 30, 1996           4

            Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 1996 and 1995                 5 - 6

            Average Balances and Yield / Costs                      7 - 8

            Notes to Consolidated Financial Statements              9 - 10

  Item 2.   Management's Discussion and Analysis of Financial

            Condition and Results of Operations                    11 - 16



PART II - OTHER INFORMATION
___________________________

  Item 1.   Legal Proceedings                                      17

  Item 2.   Changes in Securities                                  17

  Item 3.   Defaults Upon Senior Securities                        17

  Item 4.   Submission of Matters to a Vote of Security Holder     17

  Item 5.   Other Information                                      18

  Item 6.   Exhibits and Reports on Form 8-K                       18

  Signature Page                                                   19

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                  (Dollars in Thousands, Except Per Share Data)

                                                   June 30,   December 31,
                                                     1996       1995
                                                  ---------- --------------
Assets                                                 (Unaudited)
- - ------------
Cash and cash equivalents                            $ 14,233   $  21,225
Investment securities available for sale
  (amortized cost of $1,052 and $1,022 at
  June 30, 1996 and December 31, 1995
  respectively)                                         1,050       1,022
Investment securities held to maturity (fair
  value of $36,257 and $16,804 at June 30, 1996
  and December 31, 1995, respectively)                 36,851      16,906
Mortgage-backed securities available for sale
  (amortized cost of $36,413 and $23,873 at
  June 30, 1996 and December 31, 1995, respectively)   35,677      23,873
Mortgage-backed securities held to maturity (fair
  value of $31,921 and $35,647 at June 30, 1996 and
  December 31, 1995, respectively)                     31,715      35,116
Mortgage loans held for sale                            7,602       8,931
Loans, net of allowance for loan losses of $4,850
  and $4,275 at June 30, 1996 and December 31, 1995,
  respectively                                        619,097     509,496
Accrued interest receivable                             4,128       3,696
Stock in FHLB of Boston, at cost                       12,406       8,374
Premises and equipment                                  5,131       5,246
Real estate held for sale or development                  874         874
Real estate owned                                       3,427         971
Other assets                                            5,806       5,022
                                                     --------    --------
            Total assets                             $777,997    $640,752
                                                     ========    ========

Liabilities and Stockholders' Equity
- - ---------------------------------------
Liabilities:
 Deposit accounts                                    $432,205    $419,104
 Federal Home Loan Bank advances                      241,699     119,909
 Securities sold under agreements to repurchase        10,016       7,000
 Advance payments by borrowers for taxes
  and insurance                                         1,416       1,531
 Other Liabilities                                      3,714       2,507
                                                      -------     -------
            Total liabilities                         689,050     550,051
                                                      -------     -------

Stockholders' equity;
 Preferred stock,$.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock,$0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued and outstanding      66          66
 Additional paid-in capital                            64,063      63,987
 Retained earnings                                     33,000      31,183
 Unrealized loss on investment securities available
  for sale, net                                          (667)      -- --
 Less unallocated ESOP shares                          (4,535)     (4,535)
 Less unearned Stock-Based Incentive Plan              (2,980)      -- --
                                                      -------     -------
            Total stockholders' equity                 88,947      90,701
                                                      -------     -------
Total liabilities and stockholders' equity           $777,997    $640,752
                                                     ========    ========

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, except per share amount)

                               Three Months Ended      Six Months Ended
                              --------------------    ------------------
                                 6/30/96   6/30/95     6/30/96  6/30/95
                                 -------   -------     -------  -------

                                            (Unaudited)

Interest and dividend income:
 Loans                          $ 10,709 $   9,452 $  20,612 $  18,867
 Mortgage-backed securities        1,174       596     2,181     1,203
 Investment securities               744       492     1,219       946
                                 -------   -------   -------   -------
   Total interest income          12,627    10,540    24,012    21,016
Interest expense:
 Deposit accounts                  3,955     3,749     7,958     7,224
 Borrowed funds                    2,799     2,338     4,663     4,588
                                 -------   -------   -------   -------
   Total interest expense          6,754     6,087    12,621    11,812
                                 -------   -------   -------   -------
Net interest income                5,873     4,453    11,391     9,204
Provision for loan losses            298     2,811       736     3,061
                                 -------   -------   -------   -------
 Net interest income after
   provision                       5,575     1,642    10,655     6,143
Non-interest income:
 Loan processing and servicing
   fees                              330       340       671       669
 Gain on sale of loans               120       167       374       187
 Other                               406       301       780       572
                                 -------   -------   -------   -------
Total non-interest income            856       808     1,825     1,428
                                 -------   -------   -------   -------
Non-interest expense:
 Compensation and benefits         2,441     1,938     4,636     3,824
 Occupancy and equipment             635       549     1,255     1,089
 Federal deposit insurance
  premiums                           239       237       478       475
 Real estate operations              (30)        2        (6)      108
 Other                             1,248       982     2,486     1,880
                                 -------   -------   -------   -------
  Total non-interest expense       4,533     3,708     8,849     7,376
                                 -------   -------   -------   -------
Income (loss) before income taxes  1,898   (1,258)     3,631       195
Income tax expense (benefit)         774     (528)     1,484        92
                                 -------   -------   -------   -------
Net income (loss)               $  1,124 $   (730) $   2,147 $     103
                                 =======   =======   =======   =======

EARNINGS PER SHARE                 $0.18        NA     $0.35        NA

                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Changes in Stockholders' Equity
                              (In Thousands)
                      Six Months Ended June 30, 1996
                                (Unaudited)
                                                                         Net
                                                                       unrealized                  Unearned
                                                                      (loss) on                    Stock-
                                               Additional              investments    Unallocated     Based        Total
                                       Common    paid-in    Retained    available        ESOP       Incentive    stockholders'
                                       stock     capital    earnings    for sale        shares         Plan          equity
                                      -------   --------   ---------   ----------     -----------  ----------    ------------
Balance at December 31, 1995         $   66      63,987      31,183         - -          (4,535)       - -           90,701

  Net income                            - -         - -       1,023         - -             - -        - -            1,023

  Change in net unrealized loss on
   investments available for sale       - -         - -         - -        (193)            - -        - -             (193)

  Appreciation in fair value of
    allocated ESOP shares               - -          43         - -         - -             - -        - -               43
                                      -------   --------    --------   ----------     ----------   ----------    ------------
Balance at March 31, 1996            $   66       64,030     32,206        (193)         (4,535)       - -           91,574
                                      -------   --------    --------   ----------     ----------   ----------    ------------

  Net income                            - -         - -       1,124         - -             - -        - -            1,124

  Dividends paid: $0.05 per share       - -         - -        (330)        - -             - -        - -             (330)

  Common stock acquired by
    Stock-Based Incentive Plan          - -         - -         - -         - -             - -      (3,230)         (3,230)

  Allocation relating to earned
    portion of Stock-Based
    Incentive Plan                      - -         - -         - -         - -             - -         250             250

  Change in net unrealized loss on
    investments available for sale      - -         - -         - -        (474)            - -         - -            (474)

  Appreciation in fair value of
    allocated ESOP shares               - -          33         - -         - -             - -        - -               33
                                      -------    -------    --------     ---------        --------   ---------         --------

Balance at June 30, 1996             $   66      64,063      33,000        (667)          (4,535)     (2,980)           88,947
                                      -------    -------    --------     ---------        --------   ---------         --------

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                               For the Six Months Ended
                                                       June 30,
                                                   1996       1995
                                                  -------    -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                 $    2,147 $      103
    Adjustments to reconcile net income to
     net cash provided by
     operating activities:
      Depreciation, amortization and
       accretion, net                                 431        652
      Appreciation in fair value of ESOP shares        76          -
      Provision for loan losses                       736      3,061
      Loans originated for sale                   (78,419)   (27,634)
      Proceeds from sale of loans                  80,122     24,307
      Write-downs of real estate owned                  -         43
      Gain on sale of real estate
       acquired through foreclosure                   (36)        (2)
      Gain on sale of loans                          (374)      (187)
      Increase in accrued interest receivable        (432)      (170)
      Increase in other assets                       (784)    (1,010)
      Earned portion of Stock-Based Incentive Plan     250          -
      Increase in other liabilities                  1,207        371
                                                   -------    -------
          Net cash provided by (used in)
           operating activities                      4,924       (466)
                                                   -------    -------

Cash flows from investing activities:
  Proceeds from sale of investment
   securities available for sale                         -      3,059
  Proceeds from maturities of
   investment securities held to maturity            4,544          -
  Purchase of investment securities
   available for sale                                  (30)    (3,092)
  Purchase of mortgage-backed
   securities available for sale                   (14,157)         -
  Purchase of investment securities
   held to maturity                                (24,529)    (2,636)
  Principal payments on investment
   securities available for sale                         -         31
  Principal payments on mortgage-
   backed securities available for sale              1,700          -
  Principal payments on investment
   securities held to maturity                          59        136
  Principal payments on mortgage-
   backed securities held to maturity                3,367      1,980
  Increase in loans, net                          (112,955)    (4,706)
  Purchase of FHLB stock                            (4,032)      (743)
  Purchases of premises and equipment                 (326)      (579)
  Additional investment in real
   estate held for sale or development                   -         47
  Proceeds from sale of real estate
   owned                                               237        266
  Additional investments in real
   estate owned                                        (26)       (46)
                                                   -------    -------
       Net cash used in investing
        activities                                (146,148)    (6,283)
                                                   -------    -------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                               For the Six Months Ended
                                                       June 30,
                                                   1996       1995
                                                  -------    -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    13,101      4,330
    Net increase in repurchase agreements            3,016          -
    Proceeds from Federal Home Loan
     Bank advances                                (223,827)  (256,599)
    Proceeds from Federal Home Loan
     Bank advances                                 345,617    260,273
    Purchase of stock for Stock-Based
     Incentive Plan                                 (3,230)         -
    Dividends paid                                    (330)         -
    Decrease in advance payments by
     borrowers for taxes and insurance                (115)      (258)
                                                   -------    -------

         Net cash provided by
          financing activities                     134,232      7,746
                                                   -------    -------
         Net increase (decrease)
          in cash and cash equivalents              (6,992)       997

Cash and cash equivalents at January 1              21,225      8,308
                                                   -------    -------

Cash and cash equivalents at June 30            $   14,233 $    9,305

                                                   =======    =======

Supplemental disclosure of cash flow
 information:
     Payments for:
       Interest                                 $   12,051 $   11,798
                                                   =======    =======

       Taxes                                    $    1,085 $    1,297
                                                   =======    =======

Supplemental schedule of non-cash
 investing activities:
       Transfers of mortgage
        loans to real estate owned             $     2,631 $      132
                                                   =======    =======
                                      6

                                                BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the quarter ended June 30:                                 1996                                       1995
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  46,558      $   744      6.39%         $  28,346       $   492       6.94%
 Loan, net and mortgage loans held for sale (2)   573,697       10,709      7.47%           501,056         9,452       7.55%
 Mortgage-backed securities (3)                    69,075        1,174      6.80%            38,336           596       6.22%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  689,330       12,627      7.33%           567,738        10,540       7.43%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       28,326                                    23,647
                                               ----------                                  ---------
   Total assets                                 $ 717,656                                 $ 591,385
                                               ==========                                  =========

Liabilities and Stockholders' Equity

Interest-bearing Liabilities:
 Money market deposit accounts                  $  47,116          354      3.01%         $  49,693           380       3.06%
 Savings accounts                                  91,738          574      2.50%           100,882           630       2.50%
 NOW accounts                                      66,313          217      1.31%            64,498           236       1.46%
 Certificate accounts                             201,525        2,810      5.58%           187,538         2,503       5.34%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          406,692        3,955      3.89%           402,611         3,749       3.72%
 Borrowed Funds (4)                               197,246        2,799      5.68%           144,089         2,338       6.49%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             603,938        6,754      4.47%           546,700         6,087       4.45%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  21,261                                    14,503
                                                ----------                                 ---------
   Total libilities                               625,199                                   561,203
                                                ----------                                 ---------
 Stockholders' equity                              92,457                                    30,182
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                        $ 717,656                                 $ 591,385
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 5,873      2.86%                         $ 4,453       2.98%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.41%                                       3.14%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     114.14%                                   103.85%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.63% and 6.48% for the three months ended June 30, 1996 and June 30, 1995, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Note: Average balances for 1996 are calculated on a daily basis, for 1995 on a monthly basis.

                                                BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the six months ended June 30:                                 1996                                       1995
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                       $ 39,452     $  1,219      6.18%         $ 27,951      $    946       6.77%
 Loan, net and mortgage loans held for sale (2)   548,508       20,612      7.52%          500,890        18,867       7.53%
 Mortgage-backed securities (3)                    64,395        2,181      6.77%           38,830         1,203       6.20%
                                               ----------    ---------     ------         --------     ---------      ------
   Total interest-earning assets                  652,355       24,012      7.36%          567,671        21,016       7.40%
                                                             ---------     ------                      ---------      ------
 Non-interest-earning assets                       26,924                                   22,526
                                               ----------                                 --------
   Total assets                                  $679,279                                 $590,197
                                               ==========                                 ========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                   $ 47,430          712      3.00%         $ 51,022           759       2.98%
 Savings accounts                                  91,678        1,144      2.50%          104,408         1,304       2.50%
 NOW accounts                                      64,871          458      1.41%           63,693           460       1.44%
 Certificate accounts                             200,851        5,644      5.62%          182,802         4,701       5.14%
                                                ----------    --------     -------         -------    ----------      ------
   Total                                          404,830        7,958      3.93%          401,925         7,224       3.59%
 Borrowed Funds (4)                               161,674        4,663      5.77%          143,916         4,588       6.38%
                                                ----------    --------     -------         -------    ----------      ------
   Total interest-bearing liabilities             566,504       12,621      4.46%          545,841        11,812       4.33%
                                                              --------     -------                      ----------    ------
 Non-interest-bearing liabilities                  20,287                                   14,088
                                                ----------                                 -------
   Total libilities                               586,791                                  559,929
                                                ----------                                 -------
 Stockholders' equity                              92,488                                   30,268
                                                ----------                                 -------
   Total liabilities and
    stockholders' equity                         $679,279                                 $590,197
                                                ==========                                ========
 Net interest rate spread (5)                                 $ 11,391      2.90%                       $  9,204       3.07%
                                                              ========     ========                     ========     ========
 Net interest margin (6)                                                    3.49%                                      3.24%
                                                                           ========                                  ========
Ratio of interest-earning assets to
 interest-bearing liabilities                     115.15%                                    104.00%
                                                 =========                                  =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.70% and 6.36% for the six months ended June 30, 1996 and June 30, 1995, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Note: Average balances for 1996 are calculated on a daily basis, for 1995 on a monthly basis.

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank (the "Bank") and BF Funding Corporation as of June 30, 1996 and December 31, 1995 and for the three- and six-month periods ended June 30, 1996 and 1995.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In May 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, Accounting for Mortgage Servicing Rights which amends SFAS No. 65, Accounting for Certain Mortgage Banking Activities. The Statement is effective for fiscal years beginning after December 15, 1995; however, early adoption is permitted. The Statement requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, the Statement requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment be recognized through a valuation allowance. The Company adopted this Statement on January 1, 1996. The impact of adoption resulted in increased income of $224,000 and $521,000 before taxes for the three- and six- month periods ended June 30, 1996, respectively. Greater earnings volatility in future periods may result as the volume of loans originated for sale increases or decreases and mortgage servicing rights may be amortized at a more rapid pace if loan pre-payments accelerate.


NOTE 2:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At June 30, 1996, the Company had commitments of $24.5 million to originate mortgage loans and $10.3 million to purchase loans from correspondent lenders. Of these $34.8 million commitments, $24.2 million were adjustable rate mortgage loans at rates ranging from 5.375% to 10.50% and $10.6 million were fixed rate mortgage loans with interest rates ranging from 6.875% to 9.00%.

     At June 30, 1996, the Company was servicing first mortgage loans of approximately $514.2 million, which are either partially or wholly-owned by others.

NOTE 3:  PROPOSED LEGISLATIVE MATTERS

     Legislation is pending in Congress to mitigate the effect of the Bank Insurance Fund ("BIF")/Savings Association Insurance Fund ("SAIF") premium disparity. Under current legislation a special assessment would be imposed on the amount of deposits held by SAIF-member institutions, including the Bank, to recapitalize the SAIF. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at approximately 68 basis points of insured deposits as of a specified date, which in the original legislation was March 31, 1995 although it may be changed. The legislation may also require that the BIF and the SAIF be merged by January 1, 1998, provided that federal savings associations become either national banks or state chartered banks or thrifts. The Financing Insurance Company ("FICO") payments may be spread across all BIF and SAIF members, although a current
House Banking Committee draft delays pro rata FICO sharing until the year 2000. Until then, BIF insured institutions will pay 1.3 basis points in deposit insurance premiums to be applied towards FICO obligations, while SAIF insured institutions will pay 6.4 basis points, assuming a regular deposit insurance assessment rate of zero. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Bank's ability to comply with its regulatory capital requirements. Management cannot predict whether legislation imposing such assessment will be enacted, or, if enacted, the specific terms of such legislation, including the amount of any special assessment and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses of the Company. The assessment of a 68 basis point fee to recapitalize the SAIF would result in an approximately $1.6 million expense on an after-tax basis. The benefit of future lower insurance premiums cannot be determined at this time.

     Legislation regarding bad debt recapture has been passed by Congress and sent to the President for his signature. The legislation requires recapture of reserves accumulated after 1987 and suspends recapture of reserves established before 1988 in most cases. If the bill is not signed and future legislation requires the Company to recapture, under certain conditions, the accumulated federal and state bad debt reserves, the Company could have a one-time charge to future earnings of approximately $5.0 million on an after tax basis.

     No assurance can be given as to whether legislation as discussed above will be enacted or, if enacted, what the terms of such legislation would be.


NOTE 4:  THE 1996 STOCK-BASED INCENTIVE PLAN

     At the Stockholders' Annual Meeting held on April 30, 1996, the Company's 1996 Stock-Based Incentive Plan (the "Plan") was approved. Among the provisions of the Plan, was the establishment of a trust for the purpose of purchasing 4% of the Company's outstanding common stock to be awarded to certain individuals based on criteria under the provisions of the Plan. During the second quarter of 1996, the Company contributed $3.2 million to the plan trust for the trust's purchase of 263,584 shares at an average cost of $12.26 per share. This contribution represents deferred compensation which is initially recorded as a reduction of stockholders' equity and ratably charged to compensation expense over the vesting period of five years. The Company recorded a $250,000 expense for the earned portion of the Plan during the quarter.

                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL POSITION
                              AND RESULTS OF OPERATIONS


A.  GENERAL

     BostonFed Bancorp, Inc. is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation (FDIC") and the Securities and Exchange Commission (SEC"). The Company, through its subsidiary, Boston Federal Savings Bank operates as a federally-chartered community savings bank. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land, consumer loans and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for all loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans.


B.  FINANCIAL POSITION

      Total assets at June 30, 1996 were $778.0 million, compared to $640.8 million at December 31, 1995, an increase of $137.2 million or 21.4% due primarily to higher loan portfolio origination volume, increases in investment securities held to maturity and mortgage-backed securities held for sale. These increases were funded primarily with Federal Home Loan Bank of Boston ("FHLB of Boston") advances. During the six-months ended
June 30, 1996, investment securities held to maturity, increased by $19.9 million to a balance of $36.9 million due to the purchase of $14 million of Collateralized Mortgage Obligations ("CMOs") and the purchase of various U.S. Government Agency securities. Mortgage-backed securities available for sale increased by $11.8 million to a balance of $35.7 million due primarily to the purchase of Government National Mortgage Association ("GNMA") adjustable-rate mortgages ("ARMs"). Loans, net of allowance for loan losses increased by $109.6 million to a balance of $619.1 million as the recent increase in interest rates created a greater demand for adjustable rate mortgages which the Company originates primarily for portfolio. These increases were funded primarily by FHLB advances, which increased from $119.9 million at December 31, 1995 to $241.7 million at June 30, 1996. To a lesser degree, growth in deposit accounts, which increased from $419.1 million to $432.2 million during the period, repurchase agreements, which increased by $3.0 million and a reduction of $7.0 million in cash and cash equivalents were also used to fund loan growth. Stock in the FHLB of Boston increased by $4.0 million to a balance of $12.4 million from $8.4 million at December 31, 1995. This is a required investment, the amount of which is based on the level of advances and other criteria. Real estate owned ("REO") increased to $3.4 million at June 30, 1996 from $1.0 million at December 31, 1995 due primarily to the classification of four non-performing loans as substantively repossessed during the period.


C  ASSET/LIABILITY MANAGEMENT

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of

Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established an Asset/Liability Committee of Management. It is responsible for reviewing the Company's asset/liability policies and interest rate risk position. The Committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The Board has established certain risk tolerance levels within which the Company can operate. The extent and direction of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one- to four-family mortgage loans; (2) selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 10 years while generally retaining the servicing rights thereof;
(3) primarily investing in investment securities or mortgage-backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing FHLB advances to replace rate sensitive deposits.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap.
During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income.

     Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

     At June 30, 1996, the Company's one year gap was a negative 1.8% of total assets, compared to a positive 13.2% of total assets at December 31, 1995. The change in the gap was caused by the large increase in assets which do not reprice within the first year combined with the effects of a large portion of FHLB advances maturing within the first year.

     The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value (NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model, based upon data submitted on the Company's quarterly Thrift Financial Reports, the results of which may vary from the Company's internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. For purposes of NPV, prepayment speeds similar to those used in the gap analysis are used, reinvestment rates are those in effect for similar products currently being offered and rates on core deposits are modified to reflect recent trends. The NPV calculated using March 31, 1996 data results in a decline of $7.2 million, or (6.1)%, in net portfolio value assuming an instantaneous interest rate increase of 200 basis points.

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.


D.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has maintained in excess of the required minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank's current required liquidity ratio is 5%. At June 30, 1996 and December 31, 1995 the Bank's liquidity ratio was 5.8% and 5.3% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances.

     The Company's most liquid assets are cash, daily federal funds sold, Federal Home Loan Bank Overnight Deposits, short-term investments and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996, cash, short-term investments and investment securities available for sale totaled $15.3 million or 2.0% of total assets. Additional investments were available which qualified for regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1996, the Bank had $241.7 million in advances outstanding from the FHLB. The Company also borrowed $10.0 million through repurchase agreements. The Company generally avoids paying the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and repurchase agreements to supplement cash flow needs.

     At June 30, 1996, the Company had commitments to originate loans and unused outstanding lines of credit totaling $65.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 1996, totaled $139.7 million.

     At June 30, 1996, the consolidated stockholders' equity to total assets ratio was 11.4%. As of June 30, 1996, the Bank exceeded all of its regulatory capital requirements with tangible, core and risk-based capital ratios of 9.0%, 9.0% and 17.5%, respectively. The respective minimum regulatory requirements were 1.5%, 3.0% and 8.0%. Additionally, retained earnings at June 30, 1996 includes approximately $13.2 million of tax bad debt reserves for which no federal income tax liability has been recognized. Reduction of this allocated amount for anything other than to absorb tax bad debt losses would create income, for tax purposes only, which would be subject to the then current corporate income tax rate. See Note 3 - "Proposed Legislative Matters" for further discussion on the tax bad debt reserve.

E.  COMPARISON OF THREE-  AND SIX-MONTHS ENDED JUNE 30, 1996 AND 1995

   General

     The Company had no operations prior to October 24, 1995 and, accordingly, the results of operations and other data discussed below occurring prior to that date reflect only those of the Bank and its subsidiaries. The Company's net income for the quarter ended June 30, 1996 was $1.1 million, or $.18 per share compared to a net loss of $730,000 with loss per share not applicable for the quarter ended June 30, 1995. For the six-months period ended June 30, 1996 net income was $2.1 million, or $.35 per share, compared to $103,000 with earnings per share not applicable for the comparable 1995 period. Comments regarding the components of net income or loss are detailed in the following paragraphs.


   Interest Income

     Total interest income on interest-earning assets for the quarter ended June 30, 1996 increased by $2.1 million, or 19.8%, to $12.6 million, compared to the quarter ended June 30, 1995.
The increase in interest income is primarily attributable to a $121.6 million increase in average interest-earning assets, offset somewhat by a 10 basis point decrease in yield. For the first half of 1996, total interest income was $24.0 million compared to $21.0 million for the same period in 1995. The major contributor to this increase was higher average balances amounting to $652.4 million during the first half of 1996, compared to average balances of $567.7 in the first half of 1995. Average yields on interest-earning assets declined from 7.40% for the first half of 1995 to 7.36% for the first half of this year.

     Interest income on loans, net, for the quarter ended June 30, 1996 increased by $1.3 million, or 13.3%, to $10.7 million compared to $9.5 million for the same quarter in 1995. The year to date interest income on loans, net, is $20.6 million, compared to last year's to date total of $18.9 million, an increase of $1.7 million or 9.0%. The current quarter's increase in income from loans, net, reflects a $72.6 million increase in the average loan balance to $573.7 million, offset somewhat by an 8 basis point decrease in yield on loans, net. A comparison of the year to date yields on loans, net, reveals a one basis point decline from 7.53% for the six-months ended June 30, 1995 to 7.52% for this year to date. Interest on mortgage-backed securities for the quarter ended June 30, 1996 increased by $578,000 to $1.2 million, compared to $596,000 for the same quarter in 1995. On a year to date basis, the increase is $978,000 or 81.3% from last year's to date total of $1.2 million. This increase in income is due to the combined effects of an increase in the average balance of $25.6 million for the six-month period and an increase in average yield of 57 basis points. Interest income from investment securities was $744,000 during the current quarter compared to $492,000 for the comparable period in 1995. For the six-months ended June 30, 1996, interest income on investment securities was $1.2 million compared to $946,000 during the first half of 1995. The average yield on investment securities declined by 59 basis points, but the average balance increased by $11.5 million to an average of $39.5 million during the six- months ending June 30, 1996.


Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended June 30, 1996 increased by $667,000 or 11.0%, to $6.8 million compared to the quarter ended June 30, 1995. The increase in interest expense for the current quarter is due primarily to an increase of $57.2 million in the average balance during the quarter ended June 30, 1996, compared to the average balance of $546.7 million during the quarter ended June 30, 1995. A two basis point increase in the average cost of interest-bearing liabilities also contributed to the increase in interest expense during the current quarter compared to the same quarter last year. The average cost of interest-bearing liabilities increased to 4.47%, during the quarter ended June 30, 1996, compared to 4.45% for last year's comparable period. On a year to date basis interest expense on interest-bearing liabilities totaled $12.6 million, compared to last year's to date total of $11.8 million, a 6.8% increase. The increase was caused by the combined effects of a 13 basis points increase in the cost of funds and an increase of $20.7 million in average balances.

     Interest expense on deposit accounts was $4.0 million for the current quarter compared to $3.7 million for the quarter ended June 30, 1995. Most of this increase was attributable to the higher rates paid on certificate accounts which averaged 5.58% during the quarter ended June 30, 1996 compared to 5.34% for the quarter ended June 30, 1995. Interest expense on borrowed funds increased from $2.3 million for the quarter ended June 30, 1995 to $2.8 million for the current quarter. While the average cost of borrowed money declined from 6.49% during the quarter ended June 30, 1995 to an average of 5.68% during the current quarter, the average balances increased from $144.1 million during the second quarter of 1995 to an average balance of $197.2 million during the current quarter. On a year to date basis average deposit balances increased from $402.0 million during last year's first half to an average of $404.8 million during the first half of this year. The average cost of funds on deposits increased 34 basis points to 3.93% for the period ended June 30, 1996 compared to last year's to date average of 3.59%.

     Although net interest income improved, net interest rate spreads and margins declined during the second quarter as most of the asset growth was in the form of adjustable-rate mortgages which are generally originated at discounted rates for the initial term. The net interest rate spread declined from 2.97% for the quarter ended March 31, 1996 to 2.86% for the current quarter.
The net interest margin increased to 3.41% for the current quarter compared to 3.14% for the quarter ended June 30, 1995. On a year to date basis, the net interest margin is 3.49% compared to 3.24% for the six-months ended June 30, 1995 due primarily to the utilization of the capital raised during the conversion to stock on October 24, 1995.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $298,000 for the quarter ended June 30, 1996, compared to a provision of $2.8 million for the comparable quarter in 1995. On a year to date basis, the provision is $736,000 compared to last year's to date total of $3.1 million The provision in 1995 was needed primarily to replenish the allowance for loan losses due to charge-offs on eight commercial and multi-family loans associated with four borrowers. The current year's provision has resulted in an increase in the allowance for loan losses from $4.3 million at December 31, 1995 to $4.9 million at June 30, 1996 as charge-offs during the current year to date have been somewhat offset by recoveries. Management determined that an increase in the allowance for loan losses was appropriate in part due to loan growth.

     At June 30, 1996, loans which were characterized as impaired pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $5.9 million. All of the impaired loans have been measured using the fair value of the collateral method. During the six-months ended June 30, 1996, the average recorded value of impaired loans was $6.9 million, $152,000 of interest income was recognized and $279,000 of interest income would have been recognized under the loans' original terms.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies assets depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At June 30, 1996, the Company classified $8.7 million as sub-standard compared to $9.3 million at December 31, 1995. The Asset Classification Committee which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance for loan losses at June 30, 1996 is sufficient to cover anticipated losses inherent in the loan portfolio.

     Non accrual loans at June 30, 1996 amounted to $2.8 million, or .44% of total loans, compared to $5.3 million, or 1.00% of total loans, at December 31, 1995. The decrease in non accrual loans primarily resulted from the reclassification of $2.6 million of non accrual loans to real estate owned.

     The amount of interest income on non accrual loans that would have been recorded had these loans been current in accordance with their original terms, was $117,000 and $432,000 for the six-month periods ended June 30, 1996 and 1995, respectively. The amount of interest income that was recorded on these loans was $18,000 and $105,000 for the six-month periods ended June 30, 1996 and 1995, respectively.

     Additionally, at June 30, 1996, the Company had $3.4 million in real estate owned as compared to $1.0 million at December 31, 1995. Further, at June 30, 1996 the Company also had restructured real estate loans amounting to $2.7 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

     The Company's allowance for loan losses at June 30, 1996 was $4.9 million, which represented 174.08% of non accrual loans or
 .77% of total loans, compared to $4.3 million at December 31, 1995, or 81.40% of non accrual loans and .82% of total loans.

Non-Interest Income

      Total non-interest income in the second quarter of 1996 increased by $48,000 compared to the second quarter of 1995, due mostly to an increase in other income (transaction account fees), offset somewhat by a reduction in gains on the sale of loans. Rising interest rates during the quarter ended June 30, 1996 negatively impacted prices received on loans sold. On a year to date basis, however, gains on sale of loans were $374,000 during the six months ended June 30, 1996 compared to $187,000 during the prior year's comparable period. This year's improvement is mostly attributable to the implementation of Statement of Financial Accounting Standards ("SFAS")
No. 122, "Accounting for Mortgage Servicing Rights," as of January 1, 1996. Other non-interest income improved to $780,000 for the six months ended
June 30, 1996 compared to $572,000 for the same period last year also due primarily to higher transaction account service fees.

Non-Interest Expense

      Total non-interest expense was $4.5 million for the quarter ended
June 30, 1996 compared to $3.7 million for the quarter ended June 30, 1995. The increase was primarily the result of increased compensation expense attributable to the Employee Stock Ownership Plan (the "ESOP") and the earned portion of the 1996 Stock-Based Incentive Plan. These expenses amounted to $222,000 and $250,000, respectively. On a year to date basis, total non-interest expenses increased from $7.4 million for the six months ended
June 30, 1995 to $8.8 million for the current year to date.   In addition to
higher ESOP expense of $453,000 and the earned portion of the 1996 Stock-Based Incentive Plan of $250,000, sales incentive expenses and other expenses contributed to the increase. Other non-interest expense increased from $982,000 for the quarter ended June 30, 1995 to $1.2 million for the current quarter and from $1.9 million for the six months ended June 30, 1995 to $2.5 million for the six months ended June 30, 1996 due primarily to increased costs of advertising, temporary help and printing expenses.

     Income Tax Expense

     Income before income taxes was $1.9 million and resulted in income tax expense of $774,000 for an effective tax rate of 40.8% during the current quarter, compared to a loss before income taxes of $1.3 million resulting in a tax benefit of $528,000, for an effective rate of (40.6%) in the comparable quarter in 1995. On a year to date basis, taxes are being provided at a rate of 40.9% resulting in an expense of $1.5 million compared to 1995 year to date rate of 47.2%, resulting in an expense of $92,000. The higher effective rate in 1995 was due to higher state taxes as a result of losses incurred in non bank entities not receiving state tax benefits.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.


Item 2.  Changes in Securities


       Not applicable


Item 3.  Defaults Upon Senior Securities


       Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

     (A) The Annual Meeting of Stockholders of the Corporation was held on April 30, 1996.

     (B)  Directors elected at Annual Meeting:

     (1)  Election of Directors

     Nominee             Total Votes For          Total Votes Withheld

     David P. Conley               5,535,780           53,568
     W. Robert Mill                5,538,480           50,868

     (2)  Continuing Directors

     Edward P. Callahan
     Richard J. Dennis, Sr.
     David F. Holland
     Charles R. Kent
     Irwin W. Sizer

     (C) Other matters submitted to a vote of the Stockholders of the Corporation:

     (1)  Proposal to establish 1996 Stock-Based Incentive Plan

     Votes for      Votes Against       Abstentions         Broker Non Votes
     3,454,155      579,375             50,313              1,505,505

     (2) Proposal to authorize the Board of Directors to amend the 1996 Stock-Based Incentive Plan

     Votes for      Votes Against       Abstentions         Broker Non Votes
     3,434,653      605,468             43,722              1,505,505

     (3)  Selection of Independent Auditors

     Votes for      Votes Against       Abstentions         Broker Non Votes
     5,546,708      32,977              9,664               -0-


Item 5.  Other Information

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          11     Statements re: computation of per share earnings
          27     Financial Data Schedule


     (b) On April 29, 1996 a Form 8-K was filed with a copy of a First Quarter Earnings Release.
     (c) On June 20, 1996 a Form 8-K was filed with a copy of press release announcing OTS approval of 5% stock repurchase program.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  August 14, 1996                    By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  August 14, 1996                    By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Senior Vice President,
                                                 Chief Financial Officer,
                                                     Treasurer and
                                                  Corporate Secretary