Form 10-Q
period 1996-09-30
BOSTONFED BANCORP INC
filed 1996-11-14
CIK 948515

FORM 10-Q


		       SECURITIES AND EXCHANGE COMMISSION
			     Washington, D. C. 20549


		   Quarterly Report Under Section 13 or 15(d)
		     of the Securities Exchange Act of 1934



For Quarter Ended:              September 30, 1996
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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

				 Yes  (X)                No   (    )

     Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 1996: 6,589,617.

			     BOSTONFED BANCORP INC.
				   FORM 10-Q
				    INDEX



PART I - FINANCIAL INFORMATION                                    Page
______________________________                                    ____

  Item 1.   Financial Statements:

	    Consolidated Statements of Financial Condition as
	    of September 30, 1996 and December 31, 1995             2

	    Consolidated Statements of Income for the Three and Nine
	    Months ended September 30, 1996 and 1995                3

	    Consolidated Statement of Changes in Stockholders'
	    Equity for the Nine Months ended September 30, 1996     4

	    Consolidated Statements of Cash Flows for the
	    Nine Months ended September 30, 1996 and 1995           5 - 6

	    Notes to Consolidated Financial Statements              7 - 8

	    Average Balances and Yield / Costs                      9 - 10

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

		    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
			  Consolidated Balance Sheets
			  ---------------------------
		  (Dollars in Thousands, Except Per Share Data)

					       September 30,  December 31,
						     1996       1995
						  ---------- --------------
Assets                                                 (Unaudited)
------------
Cash and cash equivalents                            $ 12,842   $  21,225
Investment securities available for sale
  (amortized cost of $1,068 and $1,022 at
  September 30, 1996 and December 31, 1995
  respectively)                                         1,066       1,022
Investment securities held to maturity (fair
  value of $35,316 and $16,804 at September 30, 1996
  and December 31, 1995, respectively)                 35,665      16,906
Mortgage-backed securities available for sale
  (amortized cost of $24,603 and $23,873 at
  September 30, 1996 and December 31, 1995,
  respectively)                                        24,120      23,873
Mortgage-backed securities held to maturity (fair
  value of $30,630 and $35,647 at September 30, 1996 and
  December 31, 1995, respectively)                     30,449      35,116
Mortgage loans held for sale                            4,953       8,931
Loans, net of allowance for loan losses of $4,200
  and $4,275 at September 30, 1996 and December 31, 1995,
  respectively                                        654,238     509,496
Accrued interest receivable                             4,384       3,696
Stock in FHLB of Boston, at cost                       13,883       8,374
Premises and equipment                                  5,055       5,246
Real estate held for sale or development                  874         874
Real estate owned                                       2,892         971
Other assets                                            6,464       5,022
						     --------    --------
	    Total assets                             $796,885    $640,752
						     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $417,593    $419,104
 Federal Home Loan Bank advances                      271,642     119,909
 Securities sold under agreements to repurchase         9,973       7,000
 Advance payments by borrowers for taxes
  and insurance                                         2,267       1,531
 Other Liabilities                                      6,572       2,507
						      -------     -------
	    Total liabilities                         708,047     550,051
						      -------     -------

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued and outstanding      66          66
 Additional paid-in capital                            64,193      63,987
 Retained earnings                                     32,250      31,183
 Unrealized loss on investment securities available
  for sale, net                                          (485)      -- --
 Less unallocated ESOP shares                          (4,535)     (4,535)
 Less unearned Stock-Based Incentive Plan              (2,651)      -- --
						      --------    --------
	    Total stockholders' equity                 88,838      90,701
						      --------    --------
Total liabilities and stockholders' equity           $796,885    $640,752
						     ========    ========

		    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
		     Consolidated Statements of Operations
		    (In Thousands, except per share amount)

			       Three Months Ended     Nine Months Ended
			      --------------------    ------------------
				 9/30/96   9/30/95     9/30/96  9/30/95
				 -------   -------     -------  -------

					    (Unaudited)

Interest and dividend income:
 Loans                          $ 12,159 $   9,551 $  32,771 $  28,418
 Mortgage-backed securities        1,070       591     3,251     1,794
 Investment securities               854       482     2,073     1,428
				 -------   -------   -------   -------
   Total interest income          14,083    10,624    38,095    31,640
				 -------   -------   -------   -------
Interest expense:
 Deposit accounts                  3,896     3,943    11,854    11,167
 Borrowed funds                    4,041     2,250     8,704     6,838
				 -------   -------   -------   -------
   Total interest expense          7,937     6,193    20,558    18,005
				 -------   -------   -------   -------
Net interest income                6,146     4,431    17,537    13,635
Provision for loan losses            390       290     1,126     3,351
				 -------   -------   -------   -------
 Net interest income after
   provision                       5,756     4,141    16,411    10,284
Non-interest income:
 Loan processing and servicing
   fees                              319       340       990     1,009
 Gain (Loss) on sale of loans        137       (63)      511       124
 Other                               383       259     1,163       831
				 -------   -------   -------   -------
Total non-interest income            839       536     2,664     1,964
				 -------   -------   -------   -------
Non-interest expense:
 Compensation and benefits         2,542     1,892     7,178     5,716
 Occupancy and equipment             599       556     1,854     1,645
 Federal deposit insurance
  premiums                           246       234       724       709
 SAIF Special Assessment           2,670         0     2,670         0
 Real estate operations              186        77       180       185
 Other                             1,107     1,010     3,593     2,890
				 -------   -------   -------   -------
  Total non-interest expense       7,350     3,769    16,199    11,145
				 -------   -------   -------   -------
Income (loss) before income taxes   (755)     908      2,876     1,103
Income tax expense (benefit)        (334)     388      1,150       480
				 -------   -------   -------   -------
Net income (loss)               $   (421)$    520  $   1,726 $     623
				 =======   =======   =======   =======

EARNINGS (LOSS) PER SHARE         ($0.07)      NA      $0.28        NA

			     BOSTONFED BANCORP, INC. AND SUBSIDIARIES
		      Consolidated Statements of Changes in Stockholders' Equity
					(In Thousands)
				Nine Months Ended September 30, 1996
					  (Unaudited)
									 Net
								       unrealized                  Unearned
								      (loss) on                      Stock-
					       Additional              investments    Unallocated     Based        Total
				       Common    paid-in    Retained    available        ESOP       Incentive    stockholders'
				       stock     capital    earnings    for sale        shares         Plan          equity
				      -------   --------   ---------   ----------     -----------  ----------    ------------
Balance at December 31, 1995         $   66      63,987      31,183         - -          (4,535)       - -           90,701

  Net income                            - -         - -       1,023         - -             - -        - -            1,023

  Change in net unrealized loss on
   investments available for sale       - -         - -         - -        (193)            - -        - -             (193)

  Appreciation in fair value of
    allocated ESOP shares               - -          43         - -         - -             - -        - -               43
				      -------   --------    --------   ----------     ----------   ----------    ------------
  Balance at March 31, 1996              66      64,030      32,206        (193)         (4,535)       - -           91,574
				      -------   --------    --------   ----------     ----------   ----------    ------------

  Net income                            - -         - -       1,124         - -             - -        - -            1,124

  Dividends paid: $0.05 per share       - -         - -        (330)        - -             - -        - -             (330)

  Common stock acquired by
    Stock-Based Incentive Plan          - -         - -         - -         - -             - -      (3,230)         (3,230)

  Allocation relating to earned
    portion of Stock-Based
    Incentive Plan                      - -         - -         - -         - -             - -         250             250

  Change in net unrealized loss on
    investments available for sale      - -         - -         - -        (474)            - -         - -            (474)

  Appreciation in fair value of
    allocated ESOP shares               - -          33         - -         - -             - -        - -               33
				      -------    -------    --------     ---------        --------   ---------      --------

Balance at June 30, 1996                 66      64,063      33,000        (667)          (4,535)     (2,980)        88,947
				      -------    -------    --------     ---------        --------   ---------      --------

  Net loss                              - -         - -        (421)        - -             - -        - -             (421)

  Dividends paid: $0.05 per share       - -         - -        (329)        - -             - -        - -             (329)

Allocation relating to earned
    portion of Stock-Based
    Incentive Plan                      - -         - -         - -         - -             - -         329             329

  Change in net unrealized loss on
    investments available for sale      - -         - -         - -         182             - -         - -             182

  Appreciation in fair value of
    allocated ESOP shares and
    1996 Stock-Based Incentive Plan      - -         130         - -         - -             - -        - -              130
				      -------    -------    --------     ---------        --------   ---------      --------

Balance at September 30, 1996        $   66      64,193      32,250        (485)          (4,535)     (2,651)        88,838
				      -------    -------    --------     ---------        --------   ---------      --------

	   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
	    Consolidated Statements of Cash Flows
			(In Thousands)

					       For the Nine Months Ended
						    September 30,
						   1996       1995
						  -------    -------
						      (Unaudited)
Net cash flows from operating activities:
    Net income                                 $    1,726 $      623
    Adjustments to reconcile net income to
     net cash provided by
     operating activities:
      Depreciation, amortization and
       accretion, net                                 595        925
      Appreciation in fair value of ESOP shares       160          -
      Provision for loan losses                     1,126      3,351
      Loans originated for sale                  (124,583)   (49,748)
      Proceeds from sale of loans                 129,072     46,751
      Write-downs of real estate owned                 72         73
      Gain on sale of real estate
       acquired through foreclosure                   (52)       (15)
      Gain on sale of loans                          (511)      (124)
      Increase in accrued interest receivable        (688)      (285)
      Increase in other assets                     (1,442)    (1,038)
      Earned portion of Stock-Based Incentive Plan     625          -
      Increase(decrease) in other liabilities        4,065      (290)
						   -------    -------
	  Net cash provided by
	   operating activities                     10,165        223
						   -------    -------

Cash flows from investing activities:
  Proceeds from sale of mortgage backed
   securities available for sale                    11,282          -
  Proceeds from sale of investment
   securities available for sale                         -      3,059
  Proceeds from maturities of
   investment securities held to maturity            5,742      1,750
  Purchase of investment securities
   available for sale                                  (46)    (4,098)
  Purchase of mortgage-backed
   securities available for sale                   (14,157)         -
  Purchase of investment securities
   held to maturity                                (24,529)    (4,036)
  Principal payments on investment
   securities available for sale                         -         31
  Principal payments on mortgage-
   backed securities available for sale              2,205          -
  Principal payments on investment
   securities held to maturity                          59        189
  Principal payments on mortgage-
   backed securities held to maturity                4,616      3,315
  Increase in loans, net                          (149,646)    (4,055)
  Purchase of FHLB stock                            (5,509)      (743)
  Purchases of premises and equipment                 (472)      (958)
  Additional investment in real
   estate held for sale or development                   -         47
  Proceeds from sale of real estate
   owned                                             1,926        515
  Additional investments in real
   estate owned                                        (61)       (47)
						   -------    -------
       Net cash used in investing
	activities                                (168,590)    (5,031)
						   -------    -------
			  -Continued on next page-

	   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
	    Consolidated Statements of Cash Flows
			(In Thousands)

					       For the Nine Months Ended
						    September 30,
						   1996       1995
						  -------    -------
						      (Unaudited)

Cash flows from financing activities:
    Increase(decrease) in deposit accounts          (1,511)     6,633
    Net increase in repurchase agreements            2,973          -
    Net increase in Federal Home Loan
     Bank advances                                 151,733      1,019
    Purchase of stock for Stock-Based
     Incentive Plan                                 (3,230)         -
    Dividends paid                                    (659)         -
    Increase in advance payments by
     borrowers for taxes and insurance                 736         46
						   -------    -------

	 Net cash provided by
	  financing activities                     150,042      7,698
						   -------    -------

	 Net increase (decrease)
	  in cash and cash equivalents              (8,383)     2,890

Cash and cash equivalents at January 1              21,225      8,308
						   -------    -------

Cash and cash equivalents at Sept. 30            $   12,842 $   11,198

						   =======    =======

Supplemental disclosure of cash flow
 information:
     Payments for:
       Interest                                 $   19,825 $   18,099
						   =======    =======

       Taxes                                    $    1,714 $    1,297
						   =======    =======

Supplemental schedule of non-cash
 investing activities:
       Transfers of mortgage
	loans to real estate owned             $     3,806 $      961
						   =======    =======
				      6

			 BOSTONFED BANCORP INC. AND SUBSIDIARIES
		       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank (the "Bank") and BF Funding Corporation as of September 30, 1996 and December 31, 1995 and for the three- and nine-month periods ended September 30, 1996 and 1995.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In May 1995, the Financial Accounting Standards Board
("FASB") issued SFAS No. 122, "Accounting for Mortgage Servicing Rights" which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." The Statement is effective for fiscal years beginning after December 15, 1995; however, early adoption is permitted. The Statement requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, the Statement requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment be recognized through a valuation allowance. The
Company adopted this Statement on January 1, 1996. The impact of adoption resulted in increased income of $362,000 and $883,000 before taxes for the three- and nine- month periods ended September 30, 1996, respectively. Greater earnings volatility in future periods may result as the volume of loans originated for sale increases or decreases and mortgage servicing rights may be amortized at a more rapid pace if loan pre-payments accelerate.

In June 1996, the FASB issued Statement of Financial Accounting
Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125"). SFAS
No. 125 establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, an entity, subsequent to a transfer of financial assets, must recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. Standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings are provided in SFAS No. 125. A transfer not meeting the criteria for a sale must be accounted for as a secured borrowing with pledge of collateral.

SFAS No. 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It additionally requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities must be subsequently measured by amortization in proportion to and over the period of estimated net servicing income or loss and assessed for asset impairment, or increased obligation, based on their fair value.

This Statement supersedes the FASB's Statement of Financial Accounting Standards No. 76, "Extinguishment of Debt" and Statement of Financial Accounting Standards No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." SFAS No. 125 amends Statement of
Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities, ("SFAS No. 115") to prohibit the classification of a debt security as held to maturity if it can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.
It further requires that loans and other assets that can be prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment shall be subsequently measured like debt securities classified as available for sale or trading under SFAS No. 115, as amended by SFAS No. 125. SFAS No. 125 also amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," and supersedes Statement of Financial Accounting Standards
No. 122, " Accounting for Mortgage Servicing Rights."

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently reviewing the impact of the implementation of SFAS No. 125 on its consolidated financial statements.

NOTE 2:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At September 30, 1996, the Company had commitments of $13.8 million to originate mortgage loans and $6.6 million to purchase loans from correspondent lenders. Of these $20.4 million commitments, $14.3 million were adjustable rate mortgage loans at rates ranging from 5.625% to 10.25% and $6.1 million were fixed rate mortgage loans with interest rates ranging from 6.875% to 9.50%.

     At September 30, 1996, the Company was servicing first mortgage loans of approximately $537.5 million, which are either partially or wholly-owned by others.

NOTE 3:  LEGISLATIVE MATTERS

     Congress passed legislation, which the President signed on September 30,1996, that will, among other things, mitigate the effect of the Bank Insurance Fund ("BIF")/Savings Association Insurance Fund
("SAIF") premium disparity. The legislation provided for a special assessment imposed on the amount of deposits held by SAIF-member institutions, including the Bank, to recapitalize the SAIF.
The amount of the special assessment, which was accrued at September
30, 1996 and will be paid to the FDIC on November 27, 1996 was calculated at 65.7 basis points of insured deposits as of March 31, 1995 and resulted in a charge to earnings totaling $2.7 million or approximately $1.6 million after taxes. As a result of this non-recurring special assessment to recapitalize the SAIF, it is anticipated that future deposit insurance premiums will be reduced. Effective January 1, 1997, The FDIC has proposed that SAIF members be assessed the same risk-based assessment schedule as BIF members, a range of 0 to 27 basis points of assessable deposits. However, the FDIC estimates that the Financing
Corporation ("FICO") assessments of 6.4 and 1.3 basis points will be added to the regular assessment for the SAIF insured and BIF insured assessable bases, respectively, until December 31, 1999. Thereafter,
2.4 basis points will be added to each regular assessment for all insured depositories, achieving full pro rata FICO sharing. The legislation also provides for pro rata FICO sharing by January 1, 1999, if BIF and SAIF are merged by that date.

     Legislation regarding bad debt recapture was also enacted into law on August 20, 1996. The legislation requires recapture of reserves accumulated after 1987 and suspends recapture of reserves established before 1988 in most cases. The Company had no bad debt reserves accumulated after 1987 requiring recapture as it had used the specific charge-off method in its tax returns. Recapture of pre-1988 bad debt reserves will still be required under IRS Code Section 593(e) in cases involving certain excess distributions of earnings and profits by the Bank to its shareholder, the Company, regardless of whether the Bank converts to a commercial bank or remains a thrift institution.


NOTE 4:  THE 1996 STOCK-BASED INCENTIVE PLAN

     At the Stockholders' Annual Meeting held on April 30, 1996, the Company's 1996 Stock-Based Incentive Plan (the "Plan") was approved. Among the provisions of the Plan, was the establishment of a trust for the purpose of purchasing 4% of the Company's outstanding common stock to be awarded to certain individuals based on criteria under the provisions of the Plan. During the second quarter of 1996, the Company contributed $3.2 million to the plan trust for the trust's purchase of 263,584 shares at an average cost of $12.26 per share. This contribution represents deferred compensation which is initially recorded as a reduction of stockholders' equity and ratably charged to compensation expense over the vesting period of five years. The Company recorded a $375,000 expense for the earned portion of the Plan during the quarter and $625,000 for the nine months ended September 30, 1996.


NOTE 5:  PROPOSED ACQUISITION OF BROADWAY CAPITAL CORP.

     On September 23, 1996, the Company announced the signing of a definitive agreement to acquire Broadway Capital Corporation and its subsidiary, Broadway National Bank. Under the terms of the agreement, holders of Broadway common stock will receive $369.31 in cash for each of their shares, which equates to an aggregate purchase price of approximately $22.0 million. It is anticipated that the transaction will close in the first quarter of 1997.  Broadway Capital Corporation had assets of approximately $121 million and equity of approximately
$15.3 million on June 30, 1996.
				       8

						BOSTONFED BANCORP, INC. AND SUBSIDIARIES
						     Average Balances and Yields / Costs
								    (Unaudited)
For the quarter ended September 30:                            1996                                       1995
					       -------------------------------------       ------------------------------
									    Average                                  Average
						 Average                     Yield/         Average                   Yield/
						 Balance       Interest       Cost          Balance      Interest      Cost
					       ----------     ----------   ---------       ---------    ----------  ---------
									    (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  52,792      $   854      6.47%         $  28,320       $   482       6.81%
 Loan, net and mortgage loans held for sale (2)   646,869       12,159      7.52%           502,507         9,551       7.60%
 Mortgage-backed securities (3)                    63,195        1,070      6.77%            37,103           591       6.37%
					       ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  762,856       14,083      7.38%           567,930        10,624       7.48%
							     ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       28,946                                    24,777
					       ----------                                  ---------
   Total assets                                 $ 791,802                                 $ 592,707
					       ==========                                  =========

Liabilities and Stockholders' Equity

Interest-bearing Liabilities:
 Money market deposit accounts                  $  45,919          292      2.54%         $  48,270           295       2.44%
 Savings accounts                                  90,893          559      2.46%            95,934           591       2.46%
 NOW accounts                                      67,098          210      1.25%            66,833           228       1.36%
 Certificate accounts                             199,246        2,835      5.69%           196,322         2,829       5.76%
						----------    ---------    ---------       ---------    ----------  ---------
   Total                                          403,156        3,896      3.87%           407,359         3,943       3.87%
 Borrowed Funds (4)                               276,603        4,041      5.84%           138,519         2,250       6.50%
						----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             679,759        7,937      4.67%           545,878         6,193       4.54%
							      ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  20,819                                    16,443
						----------                                 ---------
   Total liabilities                               700,578                                   562,321
						----------                                 ---------
 Stockholders' equity                              91,224                                    30,386
						----------                                 ---------
   Total liabilities and
    stockholders' equity                        $ 791,802                                 $ 592,707
						==========                                 =========
 Net interest rate spread (5)                                  $ 6,146      2.71%                         $ 4,431       2.94%
							      =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.22%                                       3.12%
									   =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     112.22%                                   104.04%
						 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.83% and 6.46% for the three months ended September 30, 1996 and September 30, 1995, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Note: Average balances for 1996 are calculated on a daily basis, for 1995 on a monthly basis.

						BOSTONFED BANCORP, INC. AND SUBSIDIARIES
						     Average Balances and Yields / Costs
								    (Unaudited)
For the nine months ended September 30:                           1996                                       1995
					       -------------------------------------       ------------------------------
									    Average                                  Average
						 Average                     Yield/         Average                   Yield/
						 Balance       Interest       Cost          Balance      Interest      Cost
					       ----------     ----------   ---------       ---------    ----------  ---------
									    (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                       $ 43,899     $  2,073      6.29%         $ 28,273      $  1,428       6.73%
 Loan, net and mortgage loans held for sale (2)   581,295       32,771      7.51%          501,210        28,418       7.56%
 Mortgage-backed securities (3)                    63,995        3,251      6.77%           38,246         1,794       6.25%
					       ----------    ---------     ------         --------     ---------      ------
   Total interest-earning assets                  689,189       38,095      7.37%          567,729        31,640       7.43%
							     ---------     ------                      ---------      ------
 Non-interest-earning assets                       27,598                                   23,314
					       ----------                                 --------
   Total assets                                  $716,787                                 $591,043
					       ==========                                 ========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                   $ 46,926        1,004      2.85%         $ 50,194         1,054       2.80%
 Savings accounts                                  91,416        1,703      2.48%          101,654         1,895       2.48%
 NOW accounts                                      65,625          668      1.36%           64,720           688       1.42%
 Certificate accounts                             200,316        8,479      5.64%          187,068         7,530       5.37%
						----------    --------     -------         -------    ----------      ------
   Total                                          404,283       11,854      3.91%          403,636        11,167       3.69%
 Borrowed Funds (4)                               199,984        8,704      5.80%          142,278         6,838       6.41%
						----------    --------     -------         -------    ----------      ------
   Total interest-bearing liabilities             604,267       20,558      4.54%          545,914        18,005       4.40%
							      --------     -------                      ----------    ------
 Non-interest-bearing liabilities                  20,453                                   14,802
						----------                                 -------
   Total liabilities                               624,720                                  560,716
						----------                                 -------
 Stockholders' equity                              92,067                                   30,327
						----------                                 -------
   Total liabilities and
    stockholders' equity                         $716,787                                 $591,043
						==========                                ========
 Net interest rate spread (5)                                 $ 17,537      2.83%                       $ 13,635       3.03%
							      ========     ========                     ========     ========
 Net interest margin (6)                                                    3.39%                                      3.20%
									   ========                                  ========
Ratio of interest-earning assets to
 interest-bearing liabilities                     114.05%                                  104.00%
						 =========                                =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.76% and 6.39% for the nine months ended September 30, 1996 and September 30, 1995, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Note: Average balances for 1996 are calculated on a daily basis, for 1995 on a monthly basis.

		       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
			    MANAGEMENT'S DISCUSSION AND
			   ANALYSIS OF FINANCIAL POSITION
			      AND RESULTS OF OPERATIONS


A.  GENERAL

     BostonFed Bancorp, Inc. is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation (FDIC").
The Company, through its subsidiary, Boston Federal Savings Bank operates as a federally-chartered community savings bank. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land, and consumer loans and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans.


B.  FINANCIAL POSITION

      Total assets at September 30, 1996 were $796.9 million, compared to $640.8 million at December 31, 1995, an increase of $156.1 million or 24.4%. Asset growth was primarily attributable to increased portfolio lending. Increases in investment securities held to maturity also contributed to asset growth. These increases were funded primarily with Federal Home Loan Bank of Boston ("FHLB of Boston") advances. During the nine-months ended September 30, 1996, investment securities held to maturity increased by $18.8 million to a balance of $35.7 million due to the purchase of $14 million of Collateralized Mortgage Obligations ("CMOs") and the purchase of various U.S. Government Agency securities. Loans, net of allowance for loan losses increased by $144.7 million to a balance of $654.2 million as the increase in interest rates in early 1996, created a greater demand for adjustable rate mortgages which the Company originates primarily for its portfolio. These increases were funded primarily by FHLB advances, which total $271.6 million at September 30, 1996 compared to $119.9 million at December 31, 1995, an increase of $151.7 million. Deposit accounts declined by $1.5 million to a balance of $417.6 at September 30, 1996, compared to $419.1 at December 31, 1995.
A $3.0 million increase in repurchase agreements and a reduction of $8.4 million in cash and cash equivalents were also used to fund loan growth. Stock in the FHLB of Boston, a required investment, the amount of which is based on the level of advances and other criteria, increased by $5.5 million to a balance of $13.9 million at September 30, 1996 from $8.4 million at December 31, 1995. Real estate owned ("REO") increased to $2.9 million at September 30, 1996 from $1.0 million at December 31, 1995 due primarily to the classification of four borrowers' non-performing commercial and multi-family loans as substantively repossessed (real estate owned) during the period.


C  ASSET/LIABILITY MANAGEMENT

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of

Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's
Board of Directors has established an Asset/Liability Committee of Management which is responsible for reviewing the Company's asset/liability policies and interest rate risk position. The committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The Board has established certain risk tolerance levels within which the Company can operate. The extent and direction of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

     At September 30, 1996, the Company's one year gap was essentially matched, compared to a positive 13.2% of total assets at December 31, 1995. The change in the gap was caused by the large increase in assets which do not reprice within the first year combined with the effects of a large portion of FHLB advances maturing within the first year.

     The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value (NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS also produces a similar analysis using its own model and is based upon data submitted on the Bank only quarterly Thrift Financial Reports, the results of which may vary from the Company's consolidated internal model primarily due to differences in assumptions utilized between the Company's internal model and the OTS model, including estimated loan prepayment rates, reinvestment rates, deposit decay rates and the amount and nature of investments held in the Company. For purposes of the internally calculated NPV, prepayment speeds similar to those used in the gap analysis are used, reinvestment rates are those in effect for similar products currently being offered and rates on core deposits are modified to reflect recent trends. The NPV calculated by the OTS using June 30, 1996 data resulted in a decline of $18.2 million, or (19.7)%, in net portfolio value assuming an instantaneous interest rate increase of 200 basis points.

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


D.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has maintained in excess of the required minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank's current required liquidity ratio is 5%. At September 30, 1996 and December 31, 1995 the Bank's liquidity ratio was 5.8% and 5.3% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances.

     The Company's most liquid assets are cash, daily federal funds sold, Federal Home Loan Bank Overnight Deposits, short-term investments and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1996, cash, short-term investments and investment securities available for sale totaled $13.9 million or 1.7% of total assets. Additional investments were available which qualified for regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1996, the Bank had $271.6 million in advances outstanding from the FHLB. The Company also borrowed $10.0 million through repurchase agreements. The Company generally avoids paying the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and repurchase agreements to supplement cash flow needs.

     At September 30, 1996, the Company had commitments to originate loans and unused outstanding lines of credit totaling $58.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1996, totaled $134.6 million.

     At September 30, 1996, the consolidated stockholders' equity to total assets ratio was 11.1%. As of September 30, 1996, the Bank exceeded all of its regulatory capital requirements with tangible, core and risk-based capital ratios of 8.6%, 8.6% and 16.3%, respectively. The respective minimum regulatory requirements were 1.5%, 3.0% and 8.0%. Additionally, retained earnings at September 30, 1996 includes approximately $13.2 million of tax bad debt reserves for which no federal income tax liability has been recognized. Reduction of this allocated amount for anything other than to absorb tax bad debt losses would create income, for tax purposes only, which would be subject to the then current corporate income tax rate. See Note 3 - "Legislative Matters" for further discussion on the tax bad debt reserve.

E.  COMPARISON OF THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   General

     The Company had no operations prior to October 24, 1995 and, accordingly, the results of operations and other data discussed below occurring prior to that date reflect only those of the Bank and its subsidiaries. The Company incurred a loss of $421,000 for the quarter ended September 30, 1996, or $.07 per share, after giving effect to the one time $2.7 million (approximately $1.6 million after tax) special assessment for the recapitalization of the SAIF. See Note 3 - "Legislative Matters" for further discussion. Excluding such non recurring special assessment, net income for the third quarter of 1996 would have been $1.1 million or $.18 per share compared to $520,000 (with earnings per share not applicable) for the quarter ended September 30, 1995. For the nine-months ended September 30, 1996, net income was $1.7 million, or $.28 per share, after giving the effect of the SAIF recapitalization assessment, compared to $623,000, with earnings per share not applicable for the comparable 1995 period. Comments regarding the components of net income or loss are detailed in the following paragraphs.


   Interest Income

     Total interest income on interest-earning assets for the quarter ended September 30, 1996 increased by $3.5 million, or 32.7%, to $14.1 million, compared to the quarter ended September 30, 1995.
The increase in interest income is primarily attributable to a $194.9 million increase in average interest-earning assets, offset somewhat by a 10 basis point decrease in yield. For the nine months ended September 30, 1996, total interest income was $38.1 million compared to $31.6 million for the same period in 1995. The major contributor to this increase was higher average balances of interest-earning assets, amounting to $689.2 million, during the nine months ended September 30, 1996, compared to average balances of $567.7 in the first nine months of 1995.
The average yield on interest-earning assets decreased to 7.37% for the nine months ended September 30, 1996 from 7.43% for the nine months ended September 30, 1995.

     Interest income on loans, net, for the quarter ended September 30, 1996 increased by $2.6 million, or 27.2%, to $12.2 million compared to $9.6 million for the same quarter in 1995. For the nine-months ended September 30, 1996, interest income on loans, net, was $32.8 million, compared to same period last year of $28.4 million, an increase of $4.4 million or 15.5%. The increase in income from loans, net, for the quarter ended September 30, 1996 was primarily attributable to an increase of $144.4 million in the average loan balance, offset somewhat by an 8 basis point decrease in yield on loans, net. A comparison of the year to date yields on loans, net, reveals a five basis point decline from 7.56% for the nine-months ended September 30, 1995 to 7.51% for this year to date. Interest on mortgage-backed securities for the quarter ended September 30, 1996 increased by $479,000 to $1.1 million, compared to $591,000 for the same quarter in 1995. On a year to date basis, the increase in interest income on mortgage-backed securities was $1.5 million, or 83.3%, from last year's to date total of $1.8 million. This increase in income was due to the combined effects of an increase in the average balance of $25.7 million for the nine-month period and an increase in average yield of 52 basis points. Interest income from investment securities was $854,000 during the third quarter of 1996, compared to $482,000 for the comparable quarter in 1995. For the nine-months ended September 30, 1996, interest income on investment securities was $2.1 million compared to $1.4 million during the nine-months ended September 30, 1995. The average yield on investment securities declined by 44 basis points, but the average balance increased by $15.6 million to an average of $43.9 million during the nine-months ending September 30, 1996.


Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended September 30, 1996 increased by $1.7 million or 27.4%, to $7.9 million compared to the quarter ended
September 30, 1995. The increase in interest expense for the quarter ended September 30, 1996 was due primarily to an increase of $133.9 million in the average balance on interest-bearing liabilities which averaged $679.8 million during the quarter, compared to an average balance of $545.9 million during the quarter ended September 30, 1995. A 13 basis point increase in the average cost of interest-bearing liabilities also contributed to the increase in interest expense during the third quarter of 1996, compared to the same quarter last year. The average cost of interest-bearing liabilities increased to 4.67%, during the quarter ended September 30, 1996, compared to 4.54% for last year's comparable period. For the nine-months ended September 30,1996, interest expense on interest-bearing liabilities totaled $20.6 million, compared to the nine-months ended September 30, 1995 total of $18.0 million, a 14.4% increase. The increase was caused by the combined effects of a 14 basis points increase in the cost of funds and an increase of $58.4 million in average balances of interest-bearing liabilities, which were $604.3 million during the nine months ended September 30, 1996.

     Interest expense on deposit accounts was $3.9 million for both quarters ending September 30, 1996 and 1995. The average cost of funds was also the same for both quarters, averaging 3.87%. The average balance of deposit accounts declined slightly from $407.4 million for the quarter ending September 30, 1995 to an average balance of $403.2 million for the quarter ending September 30, 1996. Interest expense on borrowed funds increased from $2.3 million for the quarter ended September 30, 1995 to $4.0 million for the quarter ended September 30, 1996. While the average cost of borrowed money declined from 6.50% during the quarter ended September
30, 1995 to an average of 5.84% during the third quarter of 1996, the average balances increased from $138.5 million during the third quarter of 1995 to an average balance of $276.6 million during the third quarter of 1996. On a year to date basis, average deposit balances increased from $403.6 million during the nine-months ended
September 30, 1995 to an average balance of $404.3 million during the nine-months ended September 30, 1996. The average cost of funds on deposits increased 22 basis points to 3.91% for the nine-months ended September 30, 1996 compared to 3.69% for the nine-months ended
September 30, 1995.

     Although net interest income improved, net interest rate spread declined during the third quarter and for the nine-months ended September 30, 1996 as most of the asset growth was in the form of adjustable-rate mortgages which are generally originated at discounted rates for the initial term. Additionally, the majority of these mortgages were funded by wholesale funding sources, primarily FHLB advances, which generally carry higher rates than savings deposits. The net interest rate spread declined from 2.94% for the quarter ended September 30, 1995 to 2.71% for the quarter ended September 30, 1996 and from 3.03% for the nine-months ended September 30, 1995 to 2.83% for the nine-months ended September 30, 1996. The net interest margin, however, increased from 3.12% for the quarter ended September 30, 1995 to 3.22% for the quarter ending September 30, 1996. The net interest margin also improved from 3.20% for the nine-months ended
September 30, 1995 to 3.39% for the 1996 comparable period.
The net interest margin improvements were due primarily to the utilization of the capital raised during the conversion to stock on October 24, 1995.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $390,000 for the quarter ended September 30, 1996, compared to a provision of $290,000 for the comparable quarter in 1995. On a year to date basis, the provision was $1.1 million compared to last year's to date total of $3.4 million The increased provision in 1995 was needed primarily to replenish the allowance for loan losses due to charge-offs on eight commercial and multi-family loans associated with four borrowers. The current year's activity has resulted in a decrease in the allowance for loan losses from $4.3 million at December 31, 1995 to $4.2 million at September 30, 1996. Management has determined that this decrease in the allowance for loan loss was appropriate in part due to the decrease in non-performing loans.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies assets depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard."
At September 30, 1996, the Company classified $6.5 million of assets as sub-standard compared to $9.3 million at December 31, 1995. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance for loan losses at September 30, 1996 is sufficient to cover anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at September 30, 1996 was $4.2 million, which represented 456.3% of non performing loans or .63% of total loans, compared to $4.3 million at December 31, 1995, or 81.4% of non performing loans and .82% of total loans.

     Non performing loans at September 30, 1996 amounted to $920,000, or .14% of total loans, compared to $5.3 million, or 1.00% of total loans, at December 31, 1995. The decrease in non performing loans primarily resulted from the reclassification of $3.8 million of non performing loans to real estate owned.

     The amount of interest income on non performing loans that would have been recorded had these loans been current in accordance with their original terms, was $110,000 and $382,000 for the nine-month periods ended September 30, 1996 and 1995, respectively. The amount of interest income that was recorded on these loans was $41,000 and $278,000 for the nine-month periods ended September 30, 1996 and 1995, respectively.

     At September 30, 1996, loans characterized as impaired, (which include all non-performing loans and some sub-standard assets), pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $2.1 million. All of the impaired loans have been measured using the fair value of the collateral method. During the nine-months ended September 30, 1996, the average recorded value of impaired loans was $5.7 million, $239,000 of interest income was recognized and $387,000 of interest income would have been recognized under the loans' original terms.

     At September 30, 1996, the Company had $2.9 million in real estate owned compared to $1.0 million at December 31, 1995. Further, at September 30, 1996 the Company also had restructured real estate loans amounting to $475,000 for which interest is being recorded in accordance with the loans' restructured terms.
The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.


Non-Interest Income

      Total non-interest income in the third quarter of 1996 increased by $303,000, or 57%, to $839,000 from $536,000 for the three months ended September 30, 1995 due mostly to $137,000 in gains on the sale of loans during the third quarter of 1996, compared to a loss of $63,000 during comparable quarter in 1995. Additionally, other income increased by $124,000 primarily due to higher transaction account service fees.
Total non-interest income was $2.7 million for the nine months ended September 30, 1996, compared to $2.0 million for the same period last year. The $511,000 gain on sale of loans during the current nine month period exceeded the $124,000 for the same period last year mostly due to the implementation of Statement of Financial Accounting Standards
("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," as of
January 1, 1996. Other non-interest income improved to $1.2 million for the nine months ended September 30, 1996 compared to $831,000 for the same period last year due to higher transaction account service fees.

Non-Interest Expense

     Total non-interest expense was $7.4 million for the quarter ended September 30, 1996 compared to $3.8 million for the same quarter in 1995. The primary cause of this increase was the accrual of $2.7 million for the special one-time assessment to recapitalize the SAIF insurance fund as mandated by Congress. See Note 3 - "Legislative
Matters" for additional information. Compensation and benefits also contributed to the increase in total non-interest expense in the current quarter due in part to the cost of the ESOP and amortization of the 1996 Stock-Based Incentive Plan, which totaled $572,000 combined, and were not incurred during the quarter ended September 30, 1995.
Real estate operations also increased to $186,000 during the current quarter from $77,000 during the comparable quarter last year as additional losses were incurred for the disposition of REO properties during the current quarter. For the nine months ended September 30, 1996 total non-interest expense increased to $16.2 million, compared to $11.1 million for the same period last year. The largest component of this increase was the $2.7 million SAIF recapitalization assessment. Additionally, compensation expense increased by $1.5 million for the nine-months ended September 30, 1996 compared to the same period last year. The cost of the ESOP and amortization of the 1996 Stock-Based Incentive Plan, which combined, totaled $1.3 million comprise the majority of the increase in compensation and benefits. Increased sales incentives due to record lending volumes during the nine-months ended September 30, 1996 account for most of the balance of the increase in compensation and benefits. Other non-interest expense also contributed to the increase in total non-interest expense. Other non-interest expense increased to $3.6 million for the nine months ended September 30, 1996 from $2.9 million for the same period last year due to increased costs of advertising, temporary help, stationery (due to high lending volumes) and other operating expenses.

     Income Tax Expense

     The Company's loss before income taxes was $755,000 and resulted in the recording of an income tax benefit of $334,000 for an effective tax benefit rate of 44.2% during the current quarter, compared to income before income taxes of $908,000 resulting in a tax provision of $388,000 for an effective rate of 42.7% for the comparable quarter in 1995. On a year to date basis, taxes were being provided at a rate of 40.0%, resulting in an expense of $1.2 million compared to 1995 year to date rate of 43.5%, resulting in an expense of $480,000. The higher effective rate in 1995 was due to higher state taxes as a result of losses incurred in non bank entities not receiving state tax benefits.

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

     None

Item 5.  Other Information

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
	  10     Agreement and Plan of Merger
	  11     Statements re: computation of per share earnings
	  27     Financial Data Schedule


     (b) On September 25, 1996, a Form 8-K was filed with a copy of the press release announcing the signing of a definitive agreement to acquire Broadway Capital Corporation and its subsidiary, Broadway National Bank.

				  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					   BOSTONFED BANCORP, INC.
						  (Registrant)


Date:  November 14, 1996                    By:     /s/ David F. Holland
					__________________________________
						     David F. Holland
						     President and
						 Chief Executive Officer


Date:  November 14, 1996                    By:     /s/ John A. Simas
					__________________________________
						     John A. Simas
						  Senior Vice President,
						 Chief Financial Officer,
						     Treasurer and
						  Corporate Secretary