Form 10-K405
period 1996-12-31
BOSTONFED BANCORP INC
filed 1997-03-31
CIK 948515

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                          Commission File No.: 1-13936

                             BOSTONFED BANCORP, INC.
             (exact name of registrant as specified in its charter)

             DELAWARE                                       52-1940834
   (State or other jurisdiction                   (IRS Employer Identification)
 of incorporation or organization)


         17 New England Executive Park, Burlington, Massachusetts 01803
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (617) 273-0300
           Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock par value $0.01 per share
                                (Title of class)
        Securities registered pursuant to Section 12(g) of the Act: None

                           The American Stock Exchange
                     (Name of exchange on which registered)

     The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $83.2 million and is based upon the last sales price as quoted on the American Stock Exchange for March 7, 1997.

     The number of shares of Common Stock outstanding as of March 7, 1997 is 5,962,502.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. 53296

                                      INDEX

PART I                                                                     PAGE
                                                                           ----
   Item 1.     Business...................................................   1

   Item 2.     Properties.................................................  39

   Item 3.     Legal Proceedings..........................................  39

   Item 4.     Submission of Matters to a Vote Security Holders...........  40

PART II

   Item 5.     Market for Registrant's Common Equity and Related
               Stockholders Matters.......................................  40

   Item 6.     Selected Financial Data....................................  40

   Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................  40

   Item 8.     Financial Statements and Supplementary Data ...............  40

   Item 9.     Changes in and Disagreements With Accountants on
                     Accounting and Financial Disclosure..................  40

PART III

   Item 10.    Directors and Executive Officers of the Registrant.........  41

   Item 11.    Executive Compensation.....................................  41

   Item 12.    Security Ownership of Certain Beneficial Owners
               and Management.............................................  41

   Item 13.    Certain Relationships and Related Transactions.............  41

PART IV

   Item 14.    Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K..................................  41

SIGNATURES           .....................................................  43

                                     PART I

Item 1.  Business.

General

     BostonFed Bancorp, Inc. (also referred to as the "Company" or "Registrant") was incorporated under Delaware law on July 11, 1995, and subsequently became the holding company for Boston Federal Savings Bank (the "Bank"). On October 24, 1995, the Bank completed its conversion from a mutual savings bank to a stock form of ownership, while simultaneously, the Company issued 6,589,617 shares of common stock utilizing a portion of the proceeds to acquire all of the stock of the Bank.

     The Company's business has been conducted primarily through its ownership of the Bank which operates its administrative branch office located in
Burlington, Massachusetts and its seven other branch offices located in Arlington, Bedford, Billerica, Boston, Lexington, Peabody and Wellesley, all of which are located in the greater Boston metropolitan area. As the result of its acquisition on February 7, 1997, of Broadway Capital Corp. and its commercial bank, Broadway National Bank, ("Broadway National Bank") the Company added two banking offices (Chelsea and Revere) to its franchise in the greater Boston metropolitan area. On February 7, 1997, the Company acquired Broadway National Bank, a nationally chartered commercial bank. As a result of the acquisition, the Company became a multi-bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Prior to its acquisition of Broadway National Bank, the Company was a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS") and, as a result, was not subject to any significant restrictions on the types of business activities in which it could engage. As a bank holding company, the Company is subject to certain restrictions and requirements imposed by the FRB on the activities in which the Company may engage and the assets in which the Company may invest. See "Regulation and Supervision - Holding Company Regulation." Since the acquisition was consummated after December 31, 1996, the financial statements of the Company and the following discussion regarding the Company's financial condition and results of operations at and for the years ended December 31, 1996 and 1995, do not include information and data related to Broadway National Bank.

     The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land and consumer loans. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans.

Market Area and Competition

     The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company currently operates out of its main office located in Burlington and its branch offices located in Arlington, Bedford, Billerica, Boston, Lexington, Peabody and Wellesley, all of which are located in the greater Boston metropolitan area. The Company's deposit gathering is concentrated in the communities surrounding its offices while its lending base extends throughout eastern Massachusetts and, to a lesser extent, other areas of New England.

    The Company faces significant competition both in generating loans and in attracting deposits. The Boston metropolitan area is a highly competitive market. The Company's share of deposits and loan originations in eastern Massachusetts amounts to less than one percent. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and commercial banks. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

    Loan Portfolio Composition. The Company's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At December 31, 1996, the Company had total loans outstanding, including mortgage loans held for sale, of $690.7 million, of which $607.8 million were one- to four-family, residential mortgage loans, or 88.0% of the Company's total loans. At such date, the remainder of the loan portfolio consisted of: $21.4 million of multi-family residential loans, or 3.1% of total loans; $28.1 million of commercial real estate loans, or 4.1% of total loans; $12.5 million of construction and land loans, or 1.8% of total loans; and other loans, primarily home equity lines of credit, of $20.9 million or 3.0% of total loans. The Company had $4.0 million of mortgage loans held for sale at December 31, 1996 consisting of one- to four-family fixed-rate mortgage loans. At that same date, 77.9% of the Company's total mortgage loans had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.



                                                                    At December 31,
                                   ----------------------------------------------------------------------------------
                                              1996                       1995                        1994
                                   --------------------------  -------------------------  ---------------------------
                                                   Percent                     Percent                     Percent
                                      Amount       of Total       Amount      of Total       Amount       of Total
                                   ------------- ------------  ------------- -----------  ------------- -------------
                                                                                            (Dollars in thousands)
Mortgage Loans:
  Residential:
    One- to four-family(1).......      $607,792     88.00%         $447,033     85.44%        $427,716       84.77%
    Multi-family.................        21,381       3.10           27,986       5.35          29,212         5.79
  Commercial real estate.........        28,136       4.07           26,412       5.05          28,714         5.69
  Construction and land..........        12,532       1.81            3,435        .66           3,450         0.68
Other loans(2)...................        20,850       3.02           18,343       3.50          15,504         3.07
                                       --------     ------         --------     ------        --------       ------
      Total loans................       690,691     100.00%         523,209     100.00%         504,596      100.00%
                                                    ======                      ======                       ======
Less:
  Allowance for loan losses......       (4,400)                     (4,275)                    (3,700)
  Construction loans in
    process......................       (6,936)                       (805)                    (1,078)
  Net unearned discount on
    loans purchased..............         (163)                       (262)                      (525)
  Deferred loan origination
    (fees) costs.................         1,448                         560                         96
                                       --------                    --------                   --------
    Loans, net and mortgage
       loans held for sale.......      $680,640                    $518,427                   $499,389
                                       ========                    ========                   ========


                                                     At December 31,
                                   -----------------------------------------------------
                                              1993                       1992
                                   --------------------------  -------------------------
                                                   Percent                      Percent
                                      Amount       of Total        Amount      of Total
                                   ------------- ------------  ------------- -----------
Mortgage Loans:
  Residential:
    One- to four-family(1).......        $340,584       81.57%       $315,894      78.46%
    Multi-family.................          30,418        7.28          32,150       7.99
  Commercial real estate.........          24,548        5.88          30,734       7.63
  Construction and land..........           4,704        1.13           4,922       1.22
Other loans(2)...................          17,276        4.14          18,934       4.70
                                          -------      ------        --------     ------
      Total loans................         417,530      100.00%        402,634     100.00%
                                                       ======                     ======
Less:
  Allowance for loan losses......          (4,450)                     (4,381)
  Construction loans in
    process......................          (1,175)                       (149)
  Net unearned discount on
    loans purchased..............            (489)                       (742)
  Deferred loan origination
    (fees) costs.................             150                        (858)
                                         --------                    --------
    Loans, net and mortgage
       loans held for sale.......        $411,566                    $396,504
                                         ========                    ========


----------
(1) Includes mortgage loans held for sale of $4.0 million, $8.9 million, $316,000, $25.9 million and $29.7 million at December 31, 1996, 1995, 1994,
     1993 and 1992, respectively.

(2) These loans primarily consist of home equity and improvement lines of credit secured by mostly second mortgages which amounted to $17.4 million $14.9 million, $12.8 million, $12.0 million and $13.9 million at December
     31,      1996, 1995, 1994, 1993 and 1992, respectively.

     Loan Maturity. The following table shows the remaining contractual maturity of the Company's loans at December 31, 1996. There were $4.0 million of mortgage loans held for sale at December 31, 1996. The table does not include the effect of future principal prepayments. Principal prepayments on total loans were $95.4 million, $57.8 million and $44.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.


                                                                                   At December 31, 1996
                                                    ------------------------------------------------------------------------------
                                                       One- to
                                                        Four-         Multi-     Commercial    Construction      Other      Total
                                                       Family         Family     Real Estate     and Land        Loans      Loans
                                                    -------------  -----------  ------------- -------------  -----------  --------
                                                                                      (In thousands)
Amounts due:
 One year or less.................................    $    697       $  1,534    $     61         $11,408     $    578     $14,278
                                                      --------       --------    --------         -------     --------     -------
 After one year:
    More than one year to three years.............       4,869             41       2,697           1,124          378       9,109
    More than three years to five years...........      12,509            183         117              --          323      13,132
    More than five years to 10 years..............      58,126          6,601      14,029              --       13,570      92,326
    More than 10 years to 20 years................      71,184          3,839       5,980              --        2,289      83,292
    More than 20 years............................     460,407          9,183       5,252              --        3,712     478,554
                                                       -------          -----      ------         -------       ------     -------

    Total due after one year......................     607,095         19,847      28,075           1,124       20,272     676,413
                                                       -------         ------      ------          ------       ------     -------

    Total amount due..............................    $607,792        $21,381     $28,136         $12,532      $20,850     690,691
                                                      ========        =======     =======         =======      =======
       Less:
           Allowance for loan losses..............                                                                          (4,400)
           Construction loans in process..........                                                                          (6,936)
           Net unearned discount on loans
               purchased..........................                                                                            (163)
           Deferred loan origination costs........                                                                           1,448
                                                                                                                          ---------
    Loans, net, and mortgage loans held for sale..                                                                        $680,640
    Mortgage loans held for sale..................                                                                          (3,970)
                                                                                                                         ----------

    Loans, net....................................                                                                        $676,670
                                                                                                                          ========

     The following table sets forth at December 31, 1996 the dollar amount of loans contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.


                                            Due After December 31, 1997
                                     --------------------------------------
                                       Fixed       Adjustable       Total
                                     -----------  -------------    --------
                                                  (In thousands)
Mortgage loans:

   Residential:
     One- to four-family............. $142,377       $464,718       $607,095
     Multi-family....................    1,574         18,273         19,847

   Commercial real estate............    1,891         26,184         28,075

   Construction and land.............       65          1,059          1,124

Other loans..........................    1,599         18,673         20,272
                                      --------       --------       --------
       Total loans .................. $147,506       $528,907       $676,413
                                      ========       ========       ========

     Origination, Sale, Servicing and Purchase of Loans. The Company's mortgage lending activities are conducted primarily by its commissioned loan personnel, through its eight branch offices, and through wholesale brokers and other financial institutions approved by the Company. All loans originated by the Company, either through internal sources or through wholesale brokers or other correspondent financial institutions are underwritten by the Company pursuant to the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans. The Company's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future level of interest rates. While the Company has in the past, from time to time, sold adjustable-rate one-to four-family loans, it is currently the general policy of the Company to sell substantially all of the one- to four-family fixed-rate mortgage loans with maturities over ten years that it originates and to retain substantially all adjustable-rate and loans with maturities of under ten years, one- to four-family mortgage loans which it originates. The Company retains the servicing of loans sold in most cases. At December 31, 1996, the Company serviced $540.4 million of loans for others. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. See "- Lending Activities - Loan Servicing." At December 31, 1996, the Company had $4.0 million of mortgage loans held for sale consisting of fixed-rate one- to four-family loans. The Company has, in the past, from time to time, purchased loans or participations of loans, primarily one- to four-family mortgage loans, and had $9.0 million of purchased loans at December 31, 1996. With the exception of purchases of loans from correspondent financial institutions, which are underwritten pursuant to the Company's policies and closed in the name of the correspondent financial institution but immediately purchased by the Company for its mortgage banking activities, the Company currently does not purchase loans or participations in loans.

     The Company engages in certain hedging activities to facilitate the sale of its originated and purchased mortgage loans in an attempt to minimize interest rate risk from the time the loan commitments are made to the time until the loans are securitized or packaged and sold. The Company currently utilizes forward loan sale commitment contracts with FNMA, FHLMC, and other approved investors as its method of hedging loan sales in an attempt to protect the Company from fluctuations in market interest rates. Generally, the Company will enter into contracts to deliver loans or agency mortgage-backed securities to purchasers at a future date for a specified price while the Company simultaneously processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. As loans are closed and funded, they may also be pooled to create mortgage-backed securities which will be delivered to fulfill the forward commitment contracts. For the year ended December 31, 1996, the Company had $668,000 in net gains attributable to the sale of loans. These gains were primarily the result of implementation of FASB 122, "Accounting for Mortgage Servicing Rights."

     The following table sets forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated:

                                               For the Year Ended December 31,
                                           ------------------------------------
                                              1996         1995        1994
                                           ---------    ---------    ---------
                                                      (In thousands)
Net loans:
Beginning balance........................    $509,496     $499,073     $411,566
    Loans originated:
       One- to four-family...............     362,534      146,303      246,272
       Multi-family......................       4,204          440        1,068
       Commercial real estate............       5,942          906        2,659
       Construction and land.............      11,638        5,728        3,375
       Other(1)..........................      16,124       11,356        8,632
                                            ---------    ---------    ---------
       Total loans originated............     400,442      164,733      262,006
    Loans purchased(2)...................      46,208        6,356        1,877
                                            ---------    ---------    ---------
           Total.........................     956,146      670,162      675,449
Less:
    Principal repayments and
       other, net........................   (122,346)     (77,937)     (71,220)
    Loan charge-offs, net................     (1,169)      (3,039)      (1,033)
    Sale of mortgage loans...............   (148,025)     (69,426)    (103,097)
    Transfer of mortgage loans to REO....     (3,966)      (1,333)        (710)
                                            ---------    ---------    ---------
Loans, net and mortgage loans held
    for sale.............................     680,640      518,427      499,389
    Mortgage loans held for sale.........     (3,970)      (8,931)        (316)
                                            ---------    ---------    ---------
Loans, net ..............................    $676,670     $509,496     $499,073
                                            =========    =========    =========
----------
(1) Other loans primarily consist of one- to four-family lines of credit secured by mortgages. The amounts indicated primarily include new amounts drawn on such home-equity lines of credit during the periods presented.

(2) Includes loans purchased from correspondent financial institutions which are underwritten pursuant to the Company's policies and closed in the name of the financial institution but immediately purchased by the Company for its mortgage banking activities.

     One- to Four-Family Mortgage Lending. The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Company's primary market area, with maturities of up to thirty years. Substantially all of such loans are secured by property located in the Company's primary market area. Loan originations are generally obtained from the Company's commissioned loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

     At December 31, 1996, the Company's total loans outstanding were $690.7 million, of which $607.8 million, or 88.0%, were one- to four-family residential mortgage loans, most of which were primarily owner-occupied properties. Of the one- to four-family residential mortgage loans outstanding at that date, 23.5% were fixed-rate loans, and 76.5% were adjustable-rate mortgage loans. The interest rates for the majority of the Company's adjustable-rate mortgage loans are indexed to the CMT Index. The Company currently offers fixed-rate mortgage loans with amortization periods of five to thirty years. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually with amortization schedules of ten to thirty years. The Company's adjustable-rate mortgage loans are originated with interest rates which are fixed for an initial period of one, three, five or seven years and at the end of such period will adjust thereafter either annually or a greater period according to their terms. The Company's one- to four-family adjustable-rate loan products generally reprice based on a margin, currently 275 to 325 basis points, over the CMT Index for the Treasury security of a maturity which is comparable to the interest adjustment period for the loan. Generally, all of the Company's adjustable-rate mortgage loans provide for periodic and overall caps on the increase or decrease in interest rate at any adjustment date and over the life of the loan. Included in the Company's adjustable-rate mortgage loan portfolio is a type of adjustable-rate loan which is originated at an interest rate below the fully-indexed rate and which limits the adjustment of the interest rate to 1% annually and 6% over the life of the loan. The Company also offers a single-family loan product which has been popular with its customers consisting of a fixed-rate loan up to the conforming FNMA/FHLMC limit of $214,000 coupled with a second mortgage adjustable-rate loan for the amount of the loan in excess of the FNMA/FHLMC limit. After origination, the Company will typically sell the fixed-rate portion of the loan (to FNMA/FHLMC) and retain the adjustable-rate second mortgage portion of the loan for its portfolio. During 1996, the Company's retained portion of this loan product was $18.0 million, or 4.4% of total originations.

     The Company generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained on the portion of the loan in excess of 75% of the lesser of the appraised value or selling price. However, the Company may originate single-family owner-occupied mortgage loans in amounts up to 85% of the lesser of the appraised value or selling price without private mortgage insurance. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

     Multi-Family Mortgage Lending. The Company originates multi-family mortgage loans generally secured by 5 to 120 unit apartment buildings located in the Company's primary market area. As a result of uncertain market conditions in its primary market area, the Company currently originates multi-family loans on a limited and highly selective basis. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of earnings before debt service to debt service); and the ratio of loan amount to appraised value. The Company generally requires a debt service ratio of 115% or greater. Pursuant to the Company's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 85% of the appraised value of the underlying property to a maximum amount of $4.0 million. However, generally loans are not granted which exceed 80% of the appraised value. Generally, all multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Company may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and amount of the downpayment. Subsequent declines in the real estate values in the Company's primary market area have resulted in some increase in the loan-to-value ("LTV") ratio on some mortgage loans.

     When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting guidelines require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Company's multi-family loan portfolio at December 31, 1996, totalled $21.4 million or 3.1% of total loans. The Company's largest multi-family loan at December 31, 1996, was a $3.8 million performing loan secured by a 118 unit apartment complex located in Malden, Massachusetts.

     Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies.

     Commercial Real Estate Lending. The Company originates commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Company's primary market area. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 85% of the appraised value of the property, or the Company's current loan limit which is $4.0 million. However, generally loans are not granted which exceed 80% of the appraised value. The Company currently originates commercial real estate loans with terms of up to thirty years only with adjustable-rates which are indexed to the CMT Index. The Company's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Company may not require a personal guarantee on such loans depending on the creditworthiness of the borrowers and the amount of the downpayment. The Company's commercial real estate loan portfolio at December 31, 1996 was $28.1 million, or 4.1% of total loans. The largest commercial real estate loan in the Company's portfolio at December 31, 1996 was a performing loan which had an outstanding carrying balance of $2.3 million and is secured by an office building located in Watertown, Massachusetts.

     Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a great extent to the then prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

     Construction and Land Lending. The Company originates loans for the acquisition and development of property to licensed and experienced contractors in its primary market area. The Company's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. While the Company originates loans secured by raw land, the Company generally does not originate such loans unless the borrower has also secured financing with the Company for the construction of structures on the property. These loans are primarily adjustable-rate loans with maturities of less than two years. Construction and land mortgage loans are originated in amounts up to 75% of the lesser of the appraised value of the property, as improved, or sales price, unless such loan is for the construction of a residential property which cannot exceed an 80% loan to value ("LTV") ratio. Proceeds of such loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principal borrowers are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and amount of the downpayment. The Company's current loan limit is $4 million. The Company's largest construction and land loan at December 31, 1996 was a performing loan with a revolving $4.5 million line of credit with a carrying balance of $941,000 and secured by a 70 unit residential subdivision in Southborough, Massachusetts. However, at no time will the loan exceed $4 million At December 31, 1996, the Company had $12.5 million of construction and land loans which amounted to 1.8% of the Company's total loan portfolio. Working with experienced land developers in the local community, the Company will continue to expand this area of its lending business.

     Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Other Lending. Other loans at December 31, 1996, amounting to $20.9 million or 3.0% of the Company's total loan portfolio, consisted primarily of home equity and improvement loans, and, to a significantly lesser extent, new and used automobile loans originated by the Company, personal loans, student loans, business loans and loans secured by savings accounts. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, personal property, savings accounts and automobiles. These loans are shorter term and generally contain higher interest rates than residential mortgage loans.

     Substantially all of the Company's home equity lines of credit are primarily secured by second mortgages on one- to two-family residences located in the Company's primary market area. At December 31, 1996, these loans totalled $17.4 million, or 2.5% of the Company's total loans and 83.3% of other loans. Generally, under the terms of the Company's home-equity lines of credit, borrowers have the ability to draw on such lines and repay outstanding principal and interest on a monthly basis on a certain percentage of the outstanding principal over a period of up to ten years and, thereafter, the outstanding balance drawn on such lines is converted to an adjustable-rate loan with terms of up to ten years. The underwriting standards employed by the Company for these loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

     Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. At December 31, 1996, there were three consumer or other loans, totalling $14,000, 90 days or more delinquent.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Company. In connection with one- to four-family mortgage loans, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: loans in amounts up to $750,000 must be approved by two designated members of the Company's management; mortgage loans in excess of $750,000 and up to $1.0 million require, in addition to the foregoing, the approval of the Loan Committee and ratification by the Investment Committee; loans in excess of $1.0 million and up to $1.5 million require, in addition to the foregoing approvals, the approval of the Investment Committee; and loans in excess of $1.5 million require, in addition to the foregoing approvals, the approval of the Board of Directors.

     In connection with commercial real estate loans, multi-family and construction (non-owner occupied) real estate lending, the Board of Directors has authorized the following persons and committees to approve loans up to the amounts indicated: loans in amounts up to $750,000 must be approved by two designated members of the Company's management, one of whom must be a member of the Loan Committee; mortgage loans in excess of $750,000 and up to $1.0 million require, in addition to the foregoing, the approval of the Loan Committee; loans in excess of $1.0 million and up to $2.0 million require, in addition to the foregoing approvals, the approval of the Investment Committee; and loans in excess of $2.0 million require, in addition to the foregoing approvals, the approval of the Board of Directors. Loans over $500,000 and $1.5 million require ratification of the Investment Committee and Board of Directors, respectively

     Pursuant to OTS regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 1996, the loans to one borrower limit was $10.0 million.

     Loan Servicing. The Company also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The Company has recognized gains from excess servicing, which is the present value of any difference between the interest rate charged to the borrower and the interest rate paid to the purchaser after deducting a normal servicing fee, and is recognizable as an adjustment to the cash gain or loss. The excess servicing gain or loss is dependent on prepayment estimates and discount rate assumptions. All of the loans currently being serviced for others are loans which have been sold by the Company. At December 31, 1996, the Company was servicing $540.4 million of loans for others. The gross servicing fee income from loans originated and purchased is generally .25% to .38% of the total balance of the loan serviced. The Company currently does not purchase servicing rights related to mortgage loans originated by other institutions. The Company recognizes the present value of the servicing income, net of servicing expenses, attributable to servicing rights upon sale of the loan. The Company amortizes the capitalized mortgage servicing rights using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. The Company reviews prepayment activity on its serviced loans at least semi-annually and adjusts its capitalized mortgage servicing rights amortization schedule accordingly. As of December 31, 1996, the Company had $988,000 of capitalized mortgage servicing rights.

Nonperforming and Problem Assets.

     Classified   Assets.   Federal   regulations   and  the   Company's   Asset
Classification Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as "Substandard" or "Doubtful," it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase at that time its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Although management believes that, based on information currently available to it at this time, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     The Company's Asset Classification Committee reviews and classifies the Company's assets on a quarterly basis and reports the results of its review to the Board of Directors. The Company classifies assets in accordance with the management guidelines described above. At December 31, 1996, the Company had $7.7 million of loans designated as "Special Mention," $3.8 million of loans designated as "Substandard," and $2.4 million of loans designated as "Loss." All loans classified as "Loss" have been charged off for financial statement purposes. There were no loans classified as "Doubtful." Included in these amounts was $1.5 million in non-performing loans at December 31, 1996. In the opinion of management, the remaining special mention and "Substandard" loans of $10.0 million evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become non-performing loans in future periods.

     The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                              At December 31, 1996
                                -----------------------------------------------
                                       60-89 Days            90 Days or More
                                -----------------------    --------------------

                                             Principal                Principal
                                 Number       Balance      Number      Balance
                                of Loans      of Loans    of Loans    of Loans
                                ---------    ----------   ---------   ---------
                                              (Dollars in thousands)
One- to four-family..........       15         $1,481        24         $1,463
Multi-family.................        1             60        --             --
Commercial real estate.......       --             --        --             --
Construction and land........       --             --        --             --
Other loans..................        4             56         3             14
                                   ---         ------       ---         ------
Total........................       20         $1,597        27         $1,477
                                   ===         ======       ===         ======
Delinquent loans to loans, net
     and mortgage loans
     held for sale...........                    0.23%                    0.22%


                                              At December 31, 1995
                                -----------------------------------------------
                                       60-89 Days             90 Days or More
                                -----------------------    --------------------

                                             Principal                Principal
                                 Number       Balance      Number      Balance
                                of Loans      of Loans    of Loans    of Loans
                                ---------    ----------   ---------   ---------

One- to four-family..........       11        $   923       23          $1,178
Multi-family.................       --             --        1             720
Commercial real estate.......        1            202        4           2,693
Construction and land........       --             --       --              --
Other loans..................       --             --       --              --
                                   ---         ------      ---          ------
Total........................       12         $1,125       28          $4,591
                                   ===         ======      ===          ======
Delinquent loans to loans, net
     and mortgage loans
     held for sale...........                    0.22%                    0.89%


                                              At December 31, 1994
                                -----------------------------------------------
                                       60-89 Days             90 Days or More
                                -----------------------    --------------------

                                             Principal                Principal
                                 Number       Balance      Number      Balance
                                of Loans      of Loans    of Loans    of Loans
                                ---------    ----------   ---------   ---------
                                             (Dollars in thousands)
One- to four-family..........       16         $1,206        27           $848
Multi-family.................        3            732         3            546
Commercial real estate.......        1          1,232         3          2,126
Construction and land........       --              -         -              -
Other loans..................       --              -         4             51
                                   ---       --------       ---       --------
Total........................       20         $3,170        37         $3,571
                                   ===         ======       ===         ======
Delinquent loans to loans, net
     and  mortgage loans held
     for sale................                    0.63%                    0.72%

     Non-Performing Assets and Restructured Loans. The following table sets forth information regarding non-accrual loans, restructured loans and real estate owned ("REO"). A restructured loan is one for which the Bank has modified the terms to provide a temporary reduction in the rate of interest below the current market rate and, in certain instances, an extension of payments of principal or interest or both due to the deterioration in the financial position of the borrower. At December 31, 1996, restructured loans totalled $2.5 million, consisting of six loans, and REO totalled $2.7 million, consisting of 10 properties. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and charging off all accrued interest. For the years ended December 31, 1996, 1995, 1994, 1993 and 1992, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $103,000, $303,000, $281,000, $421,000 and $922,000, respectively. For the same periods, the difference between the amount of interest income which would have been recognized on restructured loans if such loans were performing in accordance with their regular terms and amounts recognized was $73,000, $77,000, $294,000, $461,000 and $443,000, respectively.


                                                                          At December 31,
                                              -----------------------------------------------------------------------
                                                  1996           1995           1994           1993          1992
                                              -------------  -------------  -------------  -------------  -----------
                                                                      (Dollars in thousands)
Non-accrual loans:
  Residential real estate:
    One- to four-family....................        $1,463         $1,195          $ 848         $2,088       $3,794
    Multi-family...........................            --            745            546             --        6,005
  Construction and land....................            --             --             --            738          246
  Commercial real estate...................            25          3,312          2,126             --          100
  Other loans..............................            14             --             51             14           35
                                                   ------         ------         ------        -------      -------
    Total..................................         1,502          5,252          3,571          2,840       10,180
Real estate owned, net(3)..................         2,668            971            387          3,103        8,834
                                                   ------         ------         ------        -------      -------
    Total non-performing assets............         4,170          6,223          3,958          5,943       19,014
Restructured loans.........................         2,489          2,941          4,834          4,668       12,112
                                                   ------         ------         ------        -------      -------
Total risk elements........................        $6,659         $9,164         $8,792        $10,611      $31,126
                                                   ======         ======         ======        =======      =======
Allowance for loan losses as a percent
  of loans(1)..............................          0.64%          0.82%          0.74%          1.07%        1.09%
Allowance for loan losses as a percent
  of non-performing loans(2)...............        293.02          81.40         103.61         156.69        43.04
Non-performing loans as a percent
  of loans(1)(2)...........................          0.22           1.00           0.71           0.68         2.54
Non-performing assets as a percent
  of total assets(4).......................          0.51           0.97           0.68           1.19         3.73


----------
(1) Loans includes loans, net and mortgage loans held for sale, excluding allowance for loan losses.
(2) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(3)  REO balances are shown net of related valuation allowances.
(4)  Non-performing assets consist of non-performing loans and real estate owned
     (REO).

The Company adopted a new accounting method for measuring loan impairment on January 1, 1995. Adoption of this accounting standard did not have a material effect on the comparability of the above tables. See "Impact of New Accounting Standards." At December 31, 1996, loans which were characterized as impaired pursuant to SFAS 114 and 118 totalled $4.4 million. All of the $4.4 million in impaired loans have been measured using the fair value of the collateral method. During the year ended December 31, 1996, the average recorded value of impaired loans was $5.4 million, $321,000 of interest income was recognized, all of which was recorded on a cash basis, and $497,000 of interest income would have been recognized under original terms. For a discussion of SFAS 114, see "Impact of New Accounting Standards."

                                                    At December 31, 1996
                                                 ---------------------------
                                                   1996               1995
                                                 -------             -------
                                                       (In thousands)
Impaired loans:
Residential real estate:
  One-to four-family                               $1,763             $2,828
  Multi-family                                      2,271              1,367
Commercial real estate                                246              4,062
Other loans                                           112                 99
Impaired loan valuation
  allowance                                            --              (618)
                                                  -------            -------
     Total                                         $4,392             $7,738
                                                   ======             ======

     Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. Amounts provided for the years 1996, 1995 and 1994 were $1.3 million, $3.6 million, and $283,000, respectively. During the year ended 1996, there were recoveries of $343,000 and charge-offs of $1.5 million made against this allowance. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1996, the Company's allowance for loan losses was 0.64% of total loans as compared to 0.82% as of December 31, 1995. The Company had non-accrual loans of $1.5 million and $5.3 million at December 31, 1996 and December 31, 1995, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

     The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the following table.


                                                               At or For the Year Ended December 31,
                                               ----------------------------------------------------------------------
                                                   1996          1995          1994           1993          1992
                                               ------------  ------------- -------------  ------------- -------------
                                                                           (In thousands)
Balance at beginning of period .............       $4,275         $3,700          $4,450        $4,381        $5,000
Provision for loan losses...................        1,294          3,614            283          3,918         5,487
Charge-offs:
  Real estate loans:
   One -to-four-family......................          387            550            711          2,114         2,330
   Multi-family.............................          263            483            251          1,114         1,288
   Commercial...............................          664          2,297            200            805         1,241
   Construction and land....................           --             --             --              4         1,268
  Other.....................................          198            194             56             17             3
                                                   ------         ------         ------         ------        ------
     Total..................................        1,512          3,524          1,218          4,054         6,130
Recoveries..................................          343            485            185            205            24
                                                   ------         ------         ------         ------        ------
Balance at end of period....................       $4,400         $4,275         $3,700         $4,450        $4,381
                                                   ======         ======         ======         ======        ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period.............         0.19%          0.60%          0.23%          0.94%         1.54%
                                                     ====           ====           ====           ====          ====

     The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                 At December 31,
                           -------------------------------------------------------------------------------------------
                                              1996                                            1995
                           -------------------------------------------    --------------------------------------------
                                          Percent of     Percent of                       Percent of      Percent of
                                          Allowance       Loans in                        Allowance        Loans in
                                           to Total     Each Category                      to Total      Each Category
                              Amount      Allowance    to Total Loans        Amount       Allowance      to Total Loans
                           ------------  ------------  ---------------    ------------  --------------   -------------
                                                             (Dollars in thousands)
One- to four-family....      $1,899         43.16%           88.00%         $1,974           46.18%          85.44%

Multi-family...........         274          6.23             3.10             373            8.72            5.35

Commercial real estate.         451         10.25             4.07           1,285           30.06            5.05

Construction and land..         463         10.52             1.81             580           13.57            0.66

Other loans............          61          1.39             3.02              47            1.10            3.50

Unallocated............       1,252         28.45               --              16            0.37              --
                             ------        ------           ------          ------          ------          ------
    Total allowance
      for loan losses..      $4,400        100.00%          100.00%         $4,275          100.00%         100.00%
                             ======        ======           ======          ======          ======          ======


                                                               At December 31,
                       -----------------------------------------------------------------------------------------------

                                    1994                             1993                            1992
                       ------------------------------   ------------------------------   -----------------------------

                                             Percent                           Percent                       Percent of
                                              of Loans                         of Loans                       of Loans
                                 Percent of   in Each             Percent of   in Each             Percent    in Each
                                 Allowance   Category             Allowance   Category             Allowance Category
                                 to Total     to Total            to Total     to Total            to Total   to Total
                        Amount   Allowance    Loans     Amount    Allowance    Loans     Amount    Allowance   Loans
                       --------  ---------   --------   -------   ---------   --------   -------   --------  ---------
                                                           (Dollars in thousands)
One-to
   four-family.......    $1,309    35.38%     84.77%     $1,467     32.97%     81.57%     $1,564    35.70%     78.46%

Multi-family.........       393     10.62       5.79        369       8.29       7.28        334      7.63       7.99

Commercial real
   estate............       655     17.70       5.69        646      14.52       5.88        691     15.77       7.63

Construction and land       416     11.24       0.68        594      13.35       1.13        252      5.75       1.22

Other loans..........        92      2.49       3.07         98       2.20       4.14        128      2.92       4.70

Unallocated..........       835     22.57         --      1,276      28.67          --     1,412     32.23         --
                         ------    ------    --------    ------     ------    --------    ------    ------     ------
   Total allowance
        for loan losses  $3,700   100.00%    100.00%     $4,450    100.00%    100.00%     $4,381    100.00%    100.00%
                         ======   ======     ======      ======    ======     ======      ======    ======     ======


Real Estate Owned

     At December 31, 1996, the Company had $2.7 million of real estate owned, net of valuation allowances. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Company to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Company's policy to require appraisals on a periodic basis on foreclosed properties and conduct periodic inspections on foreclosed properties.

Investment Activities

     The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. Generally, the Company's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Company has invested primarily in U.S. Government and Agency securities, FDIC insured certificates of deposit, mutual funds which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS 115, the Company has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. The Company does not currently maintain a portfolio of securities categorized as held for trading. The substantial majority of the Company's investment and mortgage-backed securities are purchased for the held to maturity portfolio which such portfolio totalled $62.2 million, or 7.6% of assets. The Company's current policies restrict the amount of securities classified as available for sale to 5% of the Company's assets. At December 31, 1996, the available for sale portfolio totalled $24.7 million or 3.0% of the Company's assets. The investment policy provides different management levels of approval, from the investment officer up to and including the Board of Directors, depending on the size of purchase or sale and monthly cumulative purchase or sale amounts. Generally, pursuant to the Company's policies, the Board must provide prior approval for all individual securities investments over $10.0 million and approval for all monthly purchases which aggregate $25.0 million or more. The Investment Committee of the Board is provided a detail of the held to maturity and available for sale investment portfolio on a quarterly basis. The Board of Directors ratifies all of the activity in the investment portfolio on a monthly basis.

     At December 31, 1996, the Company had invested $66.6 million in mortgage-backed securities, or 8.1% of total assets, which were guaranteed by GNMA, insured by either FNMA or FHLMC or privately issued. Of the $66.6 million, $40.3 million were GNMA securities, of which $36.0 million were adjustable-rate with 1% maximum annual rate adjustments and lifetime maximum interest rates of 10% to 13%. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At December 31, 1996, mortgage-backed securities available for sale and held to maturity amounted to $23.6 million and $43.0 million, respectively.

     The  following   table  sets  forth  the   composition   of  the  Company's
mortgage-backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                         At December 31,
                                            -------------------------------------------------------------------------
                                                    1996                       1995                     1994
                                            ---------------------     ----------------------   ----------------------
                                                         Percent                   Percent                   Percent
                                              Amount    of Total       Amount      of Total      Amount     of Total
                                            ----------  ---------     --------    ----------   ----------   ---------
                                                                      (Dollars in thousands)

Mortgage-backed securities:
   GNMA(1)(3).............................    $40,321      60.53%      $44,385        75.24%      $35,671      89.62%

   FHLMC(2)(4)............................     11,239      16.87        13,092        22.20         2,349       5.90

   FNMA...................................      1,147       1.72         1,512         2.56         1,781       4.48

   Privately issued collateralized
     mortgage obligations.................     13,905      20.88            --           --            --         --
                                               ------     ------        ------       ------        ------     ------
     Total mortgage-backed securities.....     66,612     100.00%       58,989       100.00%       39,801     100.00%
                                                          ======                     ======                   ======
Less:
   Mortgage-backed securities available
     for sale - GNMA(3)...................     13,710                   12,605                         --

   Mortgage-backed securities available
     for sale - FHLMC(4)..................      9,883                   11,268                         --
                                                -----                   ------                    -------
   held to maturity.......................    $43,019                  $35,116                    $39,801
                                              =======                  =======                    =======

----------
(1) Includes $341,000, $527,000 and $305,000 of unamortized premiums related to GNMA securities as of December 31, 1996, 1995 and 1994, respectively. Also includes $77,000 of unamortized discounts related to GNMA securities as of December 31, 1996.
(2) Includes $187,000 and $234,000 of unamortized premiums related to FHLMC securities as of December 31, 1996 and 1995, respectively.
(3)  Is net of unrealized loss of $169,000 at December 31, 1996.
(4)  Is net of unrealized loss of $153,000 at December 31, 1996.

     The following tables set forth the Company's mortgage-backed securities activities for the periods indicated:

                                                            For the Year
                                                         Ended December 31,
                                                    ---------------------------
                                                      1996      1995      1994
                                                    -------   -------   -------
                                                           (In thousands)
Beginning balance .............................     $58,989   $39,801   $45,232
   Mortgage-backed securities purchased -
     available for sale........................      10,666    23,873        --
     held to maturity..........................      13,891        --        --

   Less:
     Sale of mortgage-backed securities
       available for sale .....................     10,614)        --        --

     Principal repayments .....................     (5,934)    (4,586)   (5,307)

     Change in unrealized losses...............       (322)        --        --

     Accretion of premium, net of discount.....        (64)       (99)     (124)
                                                    -------  --------   -------
Ending balance ................................    $66,612    $58,989   $39,801
                                                    =======   =======   =======

     The following table sets forth certain information regarding the carrying amounts and fair values of the Company's mortgage-backed securities at the dates indicated:


                                                                    At December 31,
                                      ---------------------------------------------------------------------------
                                               1996                     1995                      1994
                                      ----------------------   ----------------------   -------------------------
                                       Carrying      Fair       Carrying      Fair       Carrying        Fair
                                        Amount       Value       Amount       Value       Amount        Value
                                      ----------   ---------   ----------   ---------   ----------   ------------
                                                                    (In thousands)
Mortgage-backed securities:
   Held to maturity:
     FNMA..........................      $1,147      $1,129       $1,512      $1,531      $ 1,781        $ 1,630
     FHLMC.........................       1,356       1,330        1,824       1,830        2,349          2,136
     GNMA..........................      26,611      26,696       31,780      32,286       35,671         32,855
     Privately issued collateralized
       mortgage obligations........      13,905      13,878           --          --           --             --
                                         ------      ------       ------      ------     --------       --------
       Total held to maturity......      43,019      43,033       35,116      35,647       39,801         36,621
                                         ------      ------       ------      ------     --------       --------
   Available for sale:
     GNMA..........................      13,710      13,710       12,605      12,605           --             --
     FHLMC.........................       9,883       9,883       11,268      11,268           --             --
                                         ------      ------      -------     -------     --------       --------
       Total available for sale....      23,593      23,593       23,873      23,873           --             --
                                         ------      ------       ------     -------     --------       --------
       Total mortgage-backed
       securities..................     $66,612     $66,626      $58,989     $59,520      $39,801        $36,621
                                        =======     =======      =======     =======      =======        =======


     The following table sets forth certain information regarding the carrying amount and fair values of the Company's short-term investments and investment securities at the dates indicated:


                                                                     At December 31,
                                       --------------------------------------------------------------------------

                                                1996                     1995                       1994
                                       ----------------------   ----------------------   ------------------------

                                        Carrying      Fair       Carrying      Fair       Carrying       Fair
                                         Amount       Value       Amount      Value        Amount        Value
                                       ----------   ---------   ----------  ----------   -----------  -----------
                                                                      (In thousands)
Daily federal funds sold and
short-term investments..............    $ 2,943      $ 2,943      $10,460     $10,460      $   448       $   448
                                        -------       ------       ------      ------       ------        ------

Investment securities:
  Held to maturity:

    Certificates of deposit.........        250          250          495         495          198           198

    U.S. Government obligations,
      federal agency
      obligations, and other
      obligations...................     18,920       18,795       16,309      16,411       14,586        13,697
                                        -------       ------       ------      ------       ------        ------
    Total held to maturity..........     19,170       19,045       16,804      16,906       14,784        13,895
                                        -------       ------       ------      ------       ------        ------
  Available for sale:
    U.S. Government obligations,
       federal agency
       obligations, and other
       obligations..................         --           --           --          --           --            --
                                        -------       ------       ------      ------       ------        ------
    Cash management fund(1).........      1,085        1,085        1,022       1,022           --            --
                                        -------      -------      -------     -------      -------       -------
       Total available for sale.....      1,085        1,085        1,022       1,022           --            --
                                        -------      -------      -------     -------      -------       -------
Total investment securities.........    $23,198      $23,073      $28,286     $28,388      $15,232       $14,343
                                        =======      =======      =======     =======      =======       =======



----------
(1) Consists of securities issued by an institutional mutual fund which primarily invests in short-term U.S. Government securities.

     The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of the Company's short-term investments, investment securities and mortgage-backed securities as of December 31, 1996.

                                                                   At December 31, 1996
                                        ---------------------------------------------------------------------------
                                                                      More than One            More than Five
                                            One Year or Less        Year to Five Years       Years to Ten Years
                                        ------------------------  ----------------------  -------------------------
                                                      Weighted                 Weighted                  Weighted
                                         Carrying      Average     Carrying    Average     Carrying       Average
                                          Amount        Yield       Amount      Yield       Amount         Yield
                                        ----------   -----------  ----------  ----------  -----------   -----------
                                                                  (Dollars in thousands)
Daily federal funds sold and short-term
FP
investments..........................     $2,943          5.75%   $       --        --%      $   --            --%
Investment securities:
   Held to maturity:
     Certificates of deposit.........         --            --           250      5.17           --            --
     U.S. Government obligations,
        federal agency obligations,
        and other obligations........      2,004          5.64        15,916      6.03        1,000          7.00
                                          ------                  ----------                -------
         Total held to maturity......      2,004          5.64        16,166      6.02        1,000          7.00
                                          ------                  ----------      ----      -------
   Available for sale:
     U.S. Government obligations,
          federal agency obligations,
          and other obligations......         --            --            --        --           --            --
     Cash management fund(1).........      1,085          5.98            --        --           --            --
                                          ------                  ----------                -------
       Total available for sale......      1,085          5.98            --        --           --            --
                                          ------                  ----------                -------
Total investment securities..........     $6,032          5.75%   $   16,166      6.02%      $1,000          7.00%
                                          ======         =====    ==========      ====      =======          ====
Mortgage-backed securities:
   Held to maturity:
     FNMA............................     $   --            --%   $       --        --%      $1,063          7.00%
     GNMA............................         --            --            51      6.50        3,066          8.19
     FHLMC...........................         --            --            --        --        1,356          7.00
     Privately issued collateralized
       mortgage obligation...........         --            --            --        --           --            --
                                          ------                  ----------                   ----
       Total held to maturity........     $   --            --    $       51      6.50       $5,485          7.67
                                          ------                  ----------                 ------
   Held for sale:
     GNMA............................     $   --            --    $       --        --        $  --            --
     FHLMC...........................         --            --            --        --        9,883          6.98
                                          ------                  ----------                 ------
       Total held for sale...........         --            --            --        --        9,883          6.98
                                          ------                  ----------                 ------
Total mortgage-backed securities.....     $   --            --%   $       51      6.50%     $15,368          7.23%
                                          ======         =====    ==========      ====      =======          ====

                                                            At December 31, 1996
                                          --------------------------------------------------------

                                             More than Ten Years                 Total
                                          --------------------------  ----------------------------
                                                          Weighted                     Weighted
                                           Carrying       Average       Carrying        Average
                                            Amount         Yield         Amount          Yield
                                          -----------   ------------  ------------   -------------
                                                           (Dollars in thousands)

Daily federal funds sold and short-term
investments..........................       $  --             --%      $ 2,943            5.75%
Investment securities:
   Held to maturity:
     Certificates of deposit.........          --             --           250            5.17
     U.S. Government obligations,
        federal agency obligations,
        and other obligations........          --             --        18,920            6.04
                                            -----                      -------
         Total held to maturity......          --             --        19,170            6.03
                                            -----                      -------
   Available for sale:
     U.S. Government obligations,
          federal agency obligations,
          and other obligations......          --             --            --              --
     Cash management fund(1).........          --             --         1,085            5.98
                                            -----                      -------
       Total available for sale......          --             --         1,085            5.98
                                            -----                      -------
Total investment securities..........       $  --             --%      $23,198            5.99%
                                            =====           ====       =======            ====
Mortgage-backed securities:
   Held to maturity:
     FNMA............................       $  83           6.98%      $ 1,146            7.00%
     GNMA............................      23,495           7.09        26,612            7.22
     FHLMC...........................          --             --         1,356            7.00
     Privately issued collateralized
       mortgage obligation...........      13,905           7.16        13,905            7.16
                                          -------                      -------
       Total held to maturity........     $37,483           7.12       $43,019            7.19
                                          -------                      -------
   Held for sale:
     GNMA............................     $13,710           5.98       $13,710            5.98
     FHLMC...........................          --             --         9,883            6.98
                                          -------                      -------
       Total held for sale...........      13,710           5.98        23,593            6.40
                                          -------                      -------
Total mortgage-backed securities.....     $51,193           6.81%      $66,612            6.91%
                                          =======           ====       =======            ====

----------
(1) Consists of securities issued by an institutional mutual fund which primarily invests in short-term U.S. Government securities.

Sources of Funds

     General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     Deposits. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. For the year ended December 31, 1996, core deposits represented 49.3% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. Certificate accounts in excess of $100,000 are not actively solicited by the Company and the Company did not use brokers to obtain deposits during 1996.

     The following table presents the deposit activity of the Company for the periods indicated:

                                           For the Year Ended December 31,
                                      ----------------------------------------
                                         1996           1995          1994
                                      ----------    -----------    -----------
                                                   (In thousands)
Net withdrawals.....................    $(6,425)       $(9,179)       $(36,430)
Interest credited on
  deposit accounts..................     16,139         15,119          12,696
                                         ------         ------        --------
Total increase (decrease)
  in deposit accounts...............     $9,714        $ 5,940        $(23,734)
                                         ======        =======        ========

     At December 31, 1996, the Company had $15.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                  Weighted
               Maturity Period                  Amount          Average Rate
--------------------------------------------  -----------      --------------
                                                   (Dollars in thousands)
Three months or less........................     $ 4,376             5.38%
Over 3 through 6 months.....................       3,705             5.48
Over 6 through 12 months....................       2,663             5.47
Over 12 months..............................       4,512             5.78
                                                  ------
Total.......................................     $15,256             5.54%
                                                 =======            =====

     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.


                                                                    For the Year Ended December 31,
                                  -------------------------------------------------------------------------------------------------
                                               1996                             1995                              1994
                                  ------------------------------- --------------------------------- -------------------------------
                                             Percent   Weighted               Percent    Weighted               Percent    Weighted
                                             of Total   Average              of Total     Average               of Total    Average
                                   Average   Average    Nominal    Average    Average     Nominal    Average    Average     Nominal
                                   Balance   Deposits    Rate      Balance   Deposits      Rate      Balance    Deposits     Rate
                                  --------- --------- ----------- --------- ----------- ----------- ---------- ----------  --------
                                                                        (Dollars in thousands)
Money market deposit accounts..   $46,540    11.01%       3.01%   $49,693      11.89%       2.99%   $ 59,699     14.08%       2.46%
Savings accounts...............    90,763    21.47        2.49     99,498      23.81        2.49     119,253     28.13        2.50
NOW accounts...................    66,336    15.69        1.36     65,661      15.71        1.49      64,875     15.30        1.50
Non-interest-bearing accounts..    19,542     4.62                 14,016       3.35                  11,589      2.73
                                 --------   ------               --------     ------                --------    ------
     Total.....................   223,181    52.79                228,868      54.76                 255,416     60.24
                                 --------   ------               --------     ------                --------    ------
Certificate accounts:
   Less than six months........    23,748     5.62        4.96     16,682       3.99        4.81      17,161      4.05        2.92
   Over six through 12 months..    49,259    11.65        5.48     41,343       9.89        5.57      28,278      6.67        3.69
   Over 12 through 36 months...    70,849    16.75        5.77     75,445      18.05        5.44      64,941     15.32        4.67
   Over 36 months..............     6,973     1.65        5.40      6,670       1.60        5.44       7,277      1.72        5.67
   IRA/KEOGH...................    48,769    11.54        5.81     48,940      11.71        5.68      50,915     12.00        4.68
                                 --------   ------               --------     ------                --------    ------
     Total certificate accounts   199,598    47.21                189,080      45.24                 168,572     39.76
                                 --------   ------               --------     ------                --------    ------
       Total average deposits..  $422,779   100.00%              $417,948     100.00%               $423,988    100.00%
                                 ========   ======               ========     ======                ========    ======

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.


                                       Period to Maturity from December 31, 1996                          At December 31,
                            ----------------------------------------------------------------   ------------------------------------
                            Less than     One to        Two to        Three to     Four to
                             One Year    Two years   Three years     Four years   Five years      1996         1995        1994
                            ----------  -----------  ------------    ----------   ----------   -----------  -----------  ----------
                                                                         (In thousands)
Certificate accounts:
0 to 4.00%...............     $  1,480      $    --       $     2        $   --       $    4      $  1,486     $  1,977    $ 49,119
4.01 to 5.00%............        1,086          163           381            --           --         1,630       16,130      73,328
5.01 to 6.00%............      110,990       33,969         3,482         2,448        1,004       151,893      101,060      43,179
6.01 to 7.00%............       21,470        3,817        12,587         5,927        1,220        45,021       76,878       6,656
7.01 to 8.00%............           --           --            94            --           --            94          129         278
8.01 to 9.00%............           --           --            --            --           --            --           --         449
Over 9.01%...............           --           --            --            --           --            --           --          29
                              --------      -------       -------        ------       ------      --------     --------    --------

   Total.................     $135,026      $37,949       $16,546        $8,375       $2,228      $200,124     $196,174    $173,038
                              ========      =======       =======        ======       ======      ========     ========    ========

     Borrowings. The Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. During 1996, the Company increasingly utilized FHLB borrowings to fund its asset growth, primarily its origination of adjustable-rate one- to four-family loans. These FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. See "Regulation - Federal Home Loan Bank System." During the year ended December 31, 1996, the Company borrowed, net of repayments, $176.6 million from the FHLB. At December 31, 1996, the Company had $296.5 million in outstanding advances from the FHLB and $3.5 million in repurchase agreements.

     The following tables set forth certain information regarding the Company's borrowed funds and repurchase agreements at or for the periods ended on the dates indicated:

                                                      At or For the Year
                                                      Ended December 31,
                                              --------------------------------
                                               1996         1995       1994
                                               ----         ----       ----
                                                     (Dollars in thousands)
FHLB advances:
  Average balance outstanding.............   $217,628     $133,268   $  77,645
                                             ========     ========   =========
  Maximum amount outstanding at
     any month-end during the period......   $303,374     $148,274    $141,390
                                             ========     ========    ========
  Balance outstanding at end of period....   $296,500     $119,909    $135,031
                                             ========     ========    ========
  Weighted average interest rate
     during the period....................       5.86%        6.30%       5.46%
                                                 ====         ====        ====
  Weighted average interest rate at end
      of period...........................       5.88%        5.95%       5.99%
                                                 ====         ====        ====

                                                          At or For the Year
                                                          Ended December 31,
                                                      ------------------------
                                                        1996           1995
                                                      ---------      --------
                                                       (Dollars in thousands)
Securities sold under agreements to repurchase:
   Average balance outstanding.....................     $7,496         $   96
   Maximum amount outstanding at
      any month-end during the period..............     $9.973         $7,000
                                                        ======         ======
   Balance outstanding at end of period............     $3,500         $7,000
                                                        ======         ======
   Weighted average interest rate
      during the period............................       5.86%          5.43%
                                                          ====           ====
   Weighted average interest rate at end
       of period...................................       5.45%          5.43%
                                                          ====           ====

Subsidiary Activities

     Leader Corporation ("Leader Corp.") and BFS Service Corp. ("BFS") are wholly-owned subsidiaries of the Company. BFS is not currently conducting any activities. In 1986 and 1987, Leader Corp. entered into four real estate limited partnerships and invested in one other real estate project. With the subsequent downturn in the local real estate market, all of the entities experienced significant operating losses. One partnership and the wholly owned real estate project was terminated in 1991. Two other partnerships substantially concluded their business in 1993 and are in the process of being dissolved. The fourth partnership, Connelly Hill Limited Partnership ("Connelly Hill"), sold its only parcel of land to a developer on January 31, 1997.

     In 1994, the Company, through Leader Corp., permitted Liberty Financial, a third party securities broker, to offer various uninsured investment products to the Company's customers. Leader Corp. entered into a contract with such third party brokerage concern to perform brokerage services in segregated areas of the Company's branches. Under this contract, Liberty Financial leases space from the Company at three of the Company's branch locations, pays rent and a percentage of sales to Leader Corp.

     At December 31, 1996, Leader Corp. had a retained deficit of $2.4 million and for the years ended December 31, 1996 and 1995 had a net loss of $38,000 and $94,000, respectively.

Personnel

     As of December 31, 1996, the Company had 169 authorized full-time employee positions and 71 authorized part-time employee positions, for a total of approximately 200 full time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

     As a result of the Company's acquisition of Broadway National Bank in February 1997, the Company became a bank holding company. The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended ("BHCA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act"). The activities of national banks are generally governed by the National Bank Act and the FDI Act.

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of other institutions. Broadway National Bank is subject to extensive regulation examination and supervision and reporting with the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. Broadway National Bank is a member of the Bank Insurance Fund ("BIF") managed by the FDIC. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the OCC, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank, Broadway National Bank and their operations. Certain of the regulatory requirements applicable to the

Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank, Broadway National Bank and the Company.

Holding Company Regulation

     Federal Regulation. Due to its control of Broadway National Bank, the Company is subject to examination, regulation, and periodic reporting under the BHCA, as administered by the FRB.

     The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

     A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services;
(iv) acting as fiduciary, investment or financial advisor; (v) finance leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association, like the Bank, provided that the savings association only engages in activities permitted bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OTS for the Bank and the OCC for Broadway National Bank. See "Capital Requirements." The Company's total and Tier 1 capital exceeds these requirements.

     Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has now adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

     The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FRB's policies also require that a bank holding company serve as a source of financial strength to it subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

     The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws.

     Under the FDI Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This applies to depository institutions controlled by the same bank holding company.

     The Company and its subsidiaries will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company, the Bank or Broadway National Bank.

     State Regulation. The Company is also a "bank holding company" within the meaning of the Massachusetts bank holding company laws. The prior approval of the Massachusetts Board of Bank Incorporation is required before the Company may acquire all or substantially all of the assets of any depository institution (or holding company thereof) merge with a holding company of a depository institution or acquire more than 5% of the voting stock of a depository institution or holding company thereof.

Acquisition of the Holding Company

     Federal Regulation. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition.

     Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. An existing bank holding company would be required to obtain the FRB's prior approval under the BHCA before acquiring more than 5% of the Company's voting stock. See "Holding Company Regulation." Approval of the Board of Bank Incorporation may also be required for acquisition of the Company under some circumstances.

Federal Banking Regulations

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution examination rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as a principle not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     National Banks are required by OCC regulation to maintain leverage (core) capital at least equal to 4% (3% for institutions receiving the highest rating on the CAMEL financial institution examination rating system) and an 8% risk-based capital ratio. National banks are subject to identical requirements under the prompt corrective action standards. The OCC's regulations do not establish a separate interest rate risk component for national bank capital requirements.

     The following table presents the Bank's capital position at December 31, 1996 relative to fully phased-in regulatory requirements.


                                                                                        Capital
                                                             Excess         ---------------------------------
                                          Required        (Deficiency)          Actual           Required
                         Capital           Capital           Amount            Percent            Percent
                    -----------------   -------------   -----------------   --------------    ---------------
                                                     (Dollars in thousands)
Tangible............       $53,910          $11,934             $41,976            6.8%              1.5%
Core (Leverage).....        53,910           23,868              30,042            6.8               3.0%
Risk-based..........        58,310           35,301              23,009           13.2               8.0%


     Prompt Corrective Regulatory Action. Under the prompt corrective action regulations, the OTS with respect to savings associations and the OCC with respect to National Banks, are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a depository institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the appropriate regulator to meet a specific capital level. An institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). An institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be
"critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The appropriate agency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF and Broadway National Bank is a member of the BIF. Both the SAIF and the BIF (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be capitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual administration fee of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $2.7 million on a pre-tax basis and $1.6 million on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits, including those held by the National Bank, will be assessed for a FICO payment of 1.3 basis points, while SAIF deposits will pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. The FDIC also lowered the SAIF assessment schedule for the fourth quarter of 1996 to 18 to 27 basis points. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for fiscal 1996 ranged from 18 to 23 basis points and the premium paid for this period was $916,000. Broadway National Bank paid an administrative fee of $2,000 to the FDIC for 1996. A significant increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank and/or Broadway National Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the regulators. The management of the Bank and Broadway National Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. The bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date (January 1, 1998 in one bill, June 30, 1998 in the other) or they would automatically become national banks. Converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. The Company is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or those of its subsidiary or whether the BIF and SAIF funds will eventually merge.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital, surplus, and allowable general valuation allowance. An additional amount may be lent, equal to 10% of unimpaired capital, surplus and allowable general valuation allowance, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. National banks are generally subject to similar loan to one borrower limits.
At December 31, 1996, the Bank's limit on loans to one borrower was $10.0 million and Broadway National Bank's limit was $2.4 million. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $3.8 million and Broadway National Bank's largest aggregate outstanding balance of loans to one borrower was $1.9 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 93.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     National banks are not subject to the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the

OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

     National banks may not pay dividends out of its permanent capital and may not, without OCC approval, pay dividends in excess of the total of the bank's retained net income for the year combined with retained net income for the prior two years. A national bank may not pay a dividend that would cause it to fall below regulatory capital standards.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 8.0% and 4.8% respectively, which exceeded the applicable requirements. The Bank has never been subjected to monetary penalties for failure to meet its liquidity requirements. Broadway National Bank, under OCC regulations, is not subject to regulatory liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1996 totalled $136,000.

     National banks pay assessments to the OCC to fund its operations. Such assessments for Broadway National Bank amounted to $32,000 for the year ended December 31, 1996.

     Branching. OTS regulations permit nationwide branching by federally chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     National banks are authorized to establish branches within the state in which they are headquartered but only to the extent state law allows branching by state banks. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") provides for interstate branching for national banks, effective June 1, 1997. Under the Act, interstate branching by merger is authorized on June 1, 1997 unless the state in which the bank is to branch has enacted a law opting out of interstate branching or expedites the effective date by passing legislation. De novo interstate branching will be permitted by the Act to the extent the state into which the bank is to branch has enacted a law authorizing out-of-state banks to establish de novo branches.

     Transactions with Related Parties. The authority of a depository institution to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions like the Bank are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The authority of the Bank and Broadway National Bank to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions, the OCC has primary enforcement authority over national banks and both agencies have the authority to bring actions against the respective institutions and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to OTS that enforcement action be taken with respect to a particular savings institution or the OCC with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     The FRB has similar enforcement authority with respect to the Company.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1996, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank and Broadway National Bank maintained compliance with the foregoing requirements during fiscal 1996.

Federal Securities Laws

     The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

     Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed in any three-month period the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                           FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their federal income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. Broadway National Bank will also report its income on a consolidated basis with the Company and Bank effective February 8, 1997. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was audited by the IRS during 1996, and covered the tax years 1991, 1992 and 1993. For its 1996 taxable year, the Bank is subject to a maximum federal income tax rate of 34%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any
Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

     Under the residential loan requirement provision, the recapture required by the 1996 Act will be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987. The Company has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or income tax expense.

     Distributions.  Under  the  1996  Act,  if  the  Bank  makes  "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

State and Local Taxation

     Commonwealth of Massachusetts. On July 27, 1995, the Governor of Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate is to be phased-in over a five year period whereby the rates are 12.13% for 1995, 11.72% for 1996, 11.32% for 1997, 10.91% for 1998 and 10.50% for 1999. Net
income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and losses sustained in other taxable years, as defined under the provisions of the Internal Revenue Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for ninety-five percent of dividends received from stock where the Bank owns fifteen percent or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of the Bank conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1995. The net worth or tangible property of such subsidiaries is taxed at a rate of 0.26%. Such subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax.

     Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company has applied for and received approval to be taxed at this reduced tax rate as long as it is exclusively engaged in activities of a "securities corporation." The Company believes it will continue to qualify as a securities corporation because a separate subsidiary was formed to make the loan to the Bank's Employee Stock Ownership Plan and the Company's other activities qualify as activities permissible for a securities corporation. If the Company fails to so qualify, however, it will be taxed as a financial institution at a rate of 10.50%, rather than at the phased-in rates, beginning with fiscal 1995.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 125"). SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. SFAS 125 is effective for most transactions occurring after December 31, 1996 and must be applied prospectively. However, SFAS 127, Deferral of the Effective Date of Certain Provisions of SFAS 125, requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions in the years beginning after December 31, 1997. The Company has determined that the adoption of SFAS 125 will not have a material impact on its consolidated financial statements.

Item 2.  Properties.

     The Company conducts its business through an administrative and full service office located in Burlington and seven other full service branch offices. The Company believes it's current facilities are adequate to meet the present and immediately foreseeable needs of the Company.


                                                         Original                                     Net Book Value
                                                           Year                                       of Property or
                                            Leased        Leased               Date of                  Leasehold
                                              or            or                  Lease                Improvements at
               Location                     Owned        Acquired            Expiration             December 31, 1996
---------------------------------------   ----------   ------------    -----------------------   ------------------------
                                                                                                      (In thousands)
Administrative/Branch/Home
Office:
   17 New England Executive Park            Leased            1988        November 1998 (1)               $1,496
   Burlington, MA  01803
Branch Offices:
   980 Massachusetts Avenue                 Owned             1976               --                          482
   Arlington, MA  02174
   60 The Great Road                        Owned             1971               --                          450
   Bedford, MA  01730
   459 Boston Road                          Owned             1972               --                          427
   Billerica, MA  01821
   75 Federal Street                        Leased            1988       September 1998 (1)                  185
   Boston, MA  02110
   1840 Massachusetts Avenue                Owned             1960               --                        1,164
   Lexington, MA  02173
   31 Cross Street                          Owned             1971               --                          563
   Peabody, MA  01960
   200 Linden Street                        Leased            1973        November 1998 (1)                  212
                                                                                                           -----
   Wellesley, MA  02181
      Total............................                                                                   $4,979
                                                                                                          ======

----------
(1) The Company has options to renew these leases which range from 5 to 15 years.

Item 3.  Legal Proceedings.

     The Company is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

     In 1993, the Company foreclosed on and took possession of a 35 unit multi-family residential complex located in Lowell, Massachusetts. Subsequent thereto, the Company instituted an action in the Superior Court for Middlesex County (C.A. No. 94-4127) to recover a $735,000 deficiency against the borrower whereafter the borrower countersued the Company and two of its officers. The borrower sought damages against the Company and the two members of management claiming, among other things, $2.9 million in damages for a breach of an oral agreement to forbear. On February 24, 1996, the court granted summary judgment for the Company and its two officers. The defendant has appealed the summary judgment. The Company has been advised by its counsel that there is little possibility that the borrower will prevail on his counterclaims against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" in the Registrant's 1996 Annual Report to Stockholders on page 64 and is incorporated herein by reference.

Item 6.  Selected Financial Data.

     The above-captioned information appears under "Selected Financial Data" of the Corporation in the Registrant's 1996 Annual Report to Stockholders on pages 6 and 7 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The above-captioned information appears under Management Discussion and Analysis of Financial Condition and Results of Operation in the Registrant's 1996 Annual Report to Stockholders on pages 9 through 22 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Consolidated Financial Statements of BostonFed Bancorp, Inc. and its subsidiaries, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1996 Annual Report to Stockholders on pages 23 through 62 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997 at pages 5 through 7.

Item 11. Executive Compensation.

        The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997 at pages 13 through 18.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997, at pages 3 through 7.

Item 13.  Certain Relationships and Related Transactions.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1997, at page 19.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as a part of this report:

          (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders:

                                                                          PAGE
Independent Auditors' Report..........................................     23

Consolidated Balance Sheets as of
  December 31, 1996 and 1995..........................................     24

Consolidated Statements of Income for the Years Ended
  December 31, 1996, 1995 and 1994....................................     26

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 1996, 1995 and 1994....................     27

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1996, 1995 and 1994..............................     29

Notes to Consolidated Financial Statements............................     31

     The remaining information appearing in the Annual Report to Stockholder is not deemed to be filed as part of this report, except as expressly provided herein.

     (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  Exhibits

          (a)  The following exhibits are filed as part of this report.

                  3.1 Restated Certificate of Incorporation of BostonFed Bancorp, Inc.* 3.2 Bylaws of BostonFed Bancorp, Inc.*
                  4.0   Stock Certificate of BostonFed Bancorp, Inc.*
                  10.1 Employment Agreement between the Bank and David F. Holland and Employment Agreement between the Company and David F. Holland*
                  10.2 Employment Agreement between Bank and David P. Conley and Employment Agreement between the Company and David
                        P. Conley*
                  10.3 Employment Agreement between Bank and John A. Simas and Employment Agreement between the Company and John A. Simas*
                  10.4 Form of Change in Control Agreement between the Bank and Executive and between the Company and Executive*
                  10.5 Boston Federal Savings Bank Employee Severance Compensation Plan*
                  10.6  Employee Stock Ownership Plan and Trust*
                  10.7  BostonFed Bancorp, Inc. 1996 Stock-Based Incentive
                        Plan**
                  10.8  BostonFed Bancorp, Inc. 1997 Stock Incentive Plan***
                  13.0  1996 Annual Report to Stockholders (filed herewith)
                  21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
                  23.0  Consent of KPMG Peat Marwick LLP
                  27.0  Financial Data Schedule (filed herewith)

               ----------
               * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, filed on July 21, 1995, Registration No. 33-94860
               ** Incorporated herein by reference into this document from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated March 20, 1996.
               *** Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated March 28, 1997.
               (b)  Reports on Form 8-K.

                         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BOSTONFED BANCORP, INC.


                                    By:  /s/ David F. Holland
                                         -----------------------------
                                         David F. Holland
                                         President and Chief Executive Officer
DATED:  3/31/97
      ----------------------

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                    Title                              Date
      ----                    -----                              ----

/s/ David F. Holland          President and Chief                3/31/97
----------------------        Executive Officer
David F. Holland              and Chairman of the Board


/s/ David P. Conley           Director, Executive                3/31/97
----------------------        Vice President,
David P. Conley               Assistant Treasurer
                              and Assistant Secretary


/s/ John A. Simas             Senior Vice President,             3/31/97
----------------------        Treasurer, Corporate
John A. Simas                 Secretary and Chief Financial
                              Officer (Principal
                              Accounting Officer)


/s/ Edward P. Callahan        Director                           3/31/97
----------------------
Edward P. Callahan


/s/ Richard J. Dennis, Sr.    Director                           3/31/97
----------------------
Richard J. Dennis, Sr.


/s/ Charles R. Kent           Director                           3/31/97
----------------------
Charles R. Kent


/s/ W. Robert Mill            Director                           3/31/97
----------------------
W. Robert Mill


/s/ Irwin W. Sizer            Director                           3/31/97
----------------------
Irwin W. Sizer