Form 10-Q
period 1997-03-31
BOSTONFED BANCORP INC
filed 1997-05-15
CIK 948515

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               March 31, 1997
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of March 31, 1997: 5,962,502.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                    Page
______________________________                                    ____

 Item 1.    Financial Statements:

            Consolidated Statements of Financial Condition as
            of March 31, 1997 and December 31, 1996                 2

            Consolidated Statements of Income for the Three and
            Nine Months ended March 31, 1997 and 1996               3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Three Months ended March 31, 1997        4

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 1997 and 1996              5 - 6

            Notes to Consolidated Financial Statements              7 - 8

            Average Balances and Yield / Costs                      9

 Item 2.    Management's Discussion and Analysis of Financial

            Condition and Results of Operations                    10 - 15



PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                      16

 Item 2.    Changes in Securities                                  16

 Item 3.    Defaults Upon Senior Securities                        16

 Item 4.    Submission of Matters to a Vote of Security Holders    16

 Item 5.    Other Information                                      17

 Item 6.    Exhibits and Reports on Form 8-K                       17

 Signature Page                                                    18

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                  (Dollars in Thousands, Except Per Share Data)

                                                   March 31,   December 31,
                                                     1997          1996
                                                  ---------- --------------
Assets                                                 (Unaudited)
------------
Cash and cash equivalents                            $ 21,681   $  18,278
Investment securities available for sale
  (amortized cost of $35,468 and $1,085 at
  March 31, 1997 and December 31, 1996
  respectively)                                        35,224       1,085
Investment securities held to maturity (fair
  value of $22,418 and $19,045 at March 31, 1997
  and December 31, 1996, respectively)                 22,716      19,170
Mortgage-backed securities available for sale
  (amortized cost of $23,156 and $23,915 at
  March 31, 1997 and December 31, 1996,
  respectively)                                        22,940      23,593
Mortgage-backed securities held to maturity (fair
  value of $41,746 and $43,033 at March 31, 1997 and
  December 31, 1996, respectively)                     41,934      43,019
Mortgage loans held for sale                            9,568       3,970
Loans, net of allowance for loan losses of $5,409
  and $4,400 at March 31, 1997 and December 31, 1996,
  respectively                                        746,372     676,670
Accrued interest receivable                             5,218       4,067
Stock in FHLB of Boston and Federal Reserve Bank       16,364      16,295
Premises and equipment                                  6,830       4,979
Real estate held for sale or development                    0         874
Real estate owned                                       1,840       2,668
Other assets                                           10,320       5,899
                                                     --------    --------
            Total assets                             $941,007    $820,567
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $544,832    $428,818
 Federal Home Loan Bank advances                      282,500     296,500
 Securities sold under agreements to repurchase        21,861       3,500
 Advance payments by borrowers for taxes
  and insurance                                         2,721       2,100
 Other Liabilities                                      5,338       3,294
                                                      -------     -------
            Total liabilities                         857,252     734,212
                                                      -------     -------

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued                      66          66
 Additional paid-in capital                            64,668      64,461
 Retained earnings                                     34,732      33,131
 Unrealized loss on investment securities available
  for sale, net                                          (359)       (322)
  Less Treasury Stock, at cost                         (9,461)     (4,739)
  Less unallocated ESOP shares                         (3,929)     (3,929)
  Less unearned Stock-Based Incentive Plan             (1,962)     (2,313)
                                                      --------    --------
            Total stockholders' equity                 83,755      86,355
                                                      --------    --------
Total liabilities and stockholders' equity           $941,007    $820,567
                                                     ========    ========

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, except per share amount)

                                 Three Months Ended
                                 ------------------
                                 3/31/97    3/31/96
                                 -------    -------

                                   (Unaudited)

Interest and dividend income:
 Loans                          $ 13,786  $   9,903
 Mortgage-backed securities        1,131      1,033
 Investment securities             1,080        449
                                 -------    -------
   Total interest and
      dividend income             15,997     11,385
                                 -------    -------
Interest expense:
 Deposit accounts                  4,172      4,003
 Borrowed funds                    4,685      1,864
                                 -------    -------
   Total interest expense          8,857      5,867
                                 -------    -------
Net interest and divided income    7,140      5,518
Provision for loan losses            425        438
                                 -------    -------
 Net interest and dividend
   income after provision          6,715      5,080
Non-interest income:
 Loan processing and servicing
   fees                              299        341
 Gain on sale of loans               130        254
 Other                               566        374
                                 -------    -------
Total non-interest income            995        969
                                 -------    -------
Non-interest expense:
 Compensation and benefits         3,240      2,195
 Occupancy and equipment             696        620
 Federal deposit insurance
  premiums                            71        239
 Real estate operations             (891)        24
 Other                             1,349      1,238
                                 -------    -------
  Total non-interest expense       4,465      4,316
                                 -------    -------
Income before income taxes         3,245      1,733
Income tax expense                 1,331        710
                                 -------    -------
Net income                      $  1,914   $  1,023
                                 =======    =======

EARNINGS PER SHARE                 $0.33      $0.17

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  5,737,482  6,136,188

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                        (In Thousands)
                                Three Months Ended March 31, 1997
                                          (Unaudited)
                                                                            Net
                                                                          unrealized                  Unearned
                                                                         (loss) on                     Stock-
                                        Additional                        investments  Unallocated     Based      Total
                                Common    paid-in   Retained  Treasury    available      ESOP       Incentive  stockholders'
                                stock     capital   earnings    Stock      for sale     shares         Plan       equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1996    $ 66      64,461     33,131     (4,739)       (322)       (3,929)      (2,313)      86,355

Net income                       - -         - -      1,914       - -          - -           - -        - -          1,914

Cash dividends declared and
 paid ($0.05 per share)          - -         - -       (313)      - -          - -           - -        - -           (313)

Common Stock repurchased
 (297,815 shares at an average
  price of $15.86 per share)     - -         - -        - -     (4,722)        - -           - -        - -         (4,722)
 Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         351           351

Change in net unrealized loss on
  investments available for sale - -         - -        - -       - -          (37)          - -         - -           (37)
 Appreciation in fair value of
  SIP shares charged to expense  - -         110        - -       - -          - -           - -         - -           110
 Appreciation in fair value of
  committed to be released ESOP
  shares charged to expense      - -          97        - -       - -          - -           - -        - -             97
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at March 31, 1997       $ 66      64,668     34,732     (9,461)       (359)        (3,929)     (1,962)      83,755
                               -------    -------   --------   ---------    ---------      --------   ---------    --------


           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                For the Three Months Ended
                                                        March 31,
                                                    1997          1996
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    1,914    $    1,023
    Adjustments to reconcile net income to
     net cash provided by
     operating activities:
      Depreciation, amortization and
       accretion, net                                  261           261
      Earned SIP shares                                351             -
      Appreciation in fair value of ESOP shares         97            43
      Appreciation in fair value of SIP shares         110             -
      Provision for loan losses                        425           438
      Loans originated for sale                    (24,185)      (45,170)
      Proceeds from sale of loans                   18,717        45,963
      Provision for valuation allowance
       for real estate owned                            57             -
      Gain on sale of real estate held
       for development                                (898)            -
      Gain on sale of real estate
       acquired through foreclosure                   (154)          (28)
      Gain on sale of loans                           (130)         (254)
      Increase in accrued interest receivable         (295)          (17)
      Decrease (increase) in prepaid expenses
       and other assets, net                         1,831          (343)
      Increase in accrued expenses and
       other liabilities, net                            5            73
                                                   -------       -------
          Net cash provided by (used in)
           operating activities                     (1,894)        1,989
                                                   -------       -------

Cash flows from investing activities:
  Net cash of acquired institution                  11,908             -
  Proceeds from maturities of investment
   securities held to maturity                       3,100         2,346
  Proceeds from maturities of investment
   securities available for sale                     1,000             -
  Purchase of investment securities
   available for sale                                  (16)          (15)
  Purchase of mortgage-backed
   securities available for sale                         -       (14,157)
  Purchase of investment securities
   held to maturity                                 (2,000)      (20,584)
  Principal payments on mortgage-backed
   securities available for sale                         -           813
  Principal payments on investment
   securities held to maturity                           -            59
  Principal payments on mortgage-
   backed securities held to maturity                1,839         1,605
  Increase in loans, net                            (4,132)      (20,267)
  Purchases of Premises and equipment                 (117)         (146)
  Proceeds from sale of real estate owned            1,025            83
  Additional investment in real estate owned            (2)           (8)
  Proceeds from sale of real estate held for
   development                                       2,102             -
                                                    -------       -------
       Net cash provided by (used in)
         investing activities                       14,707        (50,271)
                                                    -------       --------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                For the Three Months Ended
                                                         March 31,
                                                    1997            1996
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase (decrease) in deposit accounts         (9,008)       11,612
    Proceeds from securities sold under
     agreement to repurchase                        18,361             -
    Repayments of Federal Home Loan
     Bank advances                                 (59,000)      (65,236)
    Proceeds from Federal Home Loan
     Bank advances                                  45,000        89,490
    Cash dividends paid                               (313)            -
    Common stock repurchased                        (4,722)            -
    Increase in advance payments by
     borrowers for taxes and insurance                 272           198
                                                   -------       -------

         Net cash provided by (used in)
            financing activities                    (9,410)       36,064
                                                   -------       -------

         Net increase (decrease)
          in cash and cash equivalents               3,403       (12,218)


Cash and cash equivalents at beginning of quarter   18,278        21,225
                                                   -------       -------

Cash and cash equivalents at end of quarter     $   21,681    $   9,007
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments (refunds received) during
      the quarter for:

       Interest                                 $    8,787     $   5,738
                                                   =======       =======

       Taxes                                    $      478     $     197
                                                   =======       =======

Supplemental schedule of non-cash
 investing activities:
       Transfers of mortgage
        loans to real estate owned             $        98     $   1,857
                                                   =======       =======
                                      6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal
Savings Bank ("BFS") and BF Funding Corporation as of
March 31, 1997 and December 31, 1996 and for the three-month periods ended March 31, 1997 and 1996 and the accounts of its wholly-owned subsidiary, Broadway Capital Corporation, the holding company of Broadway National Bank (hereafter, collectively "BNB") effective at close of business February 7, 1997 through March 31, 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. SFAS 125 is effective for most transactions occurring after December 31, 1996 and must be applied prospectively. However, SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125", requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until the years beginning after December 31, 1997. The Company has determined that the adoption of SFAS 125 will not have a material impact on its consolidated financial statements.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Statement is effective for periods ending after December 15, 1997, and will require restatement of all prior-period earnings per share ("EPS") data presented. The Statement establishes standards for computing and presenting EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Based on its review of the Statement, management believes the adoption of SFAS 128 will have no material effect on diluted earnings per share of the Company.

NOTE 2:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At March 31, 1997, the Company had commitments of $38.4 million to originate mortgage loans and $3.9 million to purchase loans from correspondent lenders. Of these $42.3 million commitments, $26.3 million were adjustable rate mortgage loans at rates ranging from 6.375% to 9.00% and $16.0 million were fixed rate mortgage loans with interest rates ranging from 6.75% to 9.125%.

     At March 31, 1997, the Company was servicing first mortgage loans of approximately $544.1 million, which are either partially or wholly-owned by others.

NOTE 3:  LEGISLATIVE MATTERS

     The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Bank is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. See Form 10-K for the fiscal year ended December 31, 1996, for a discussion of the proposed legislation.


NOTE 4:  ACQUISITIONS (Unaudited)
     On February 7, 1997 the Company acquired BNB, headquartered in Chelsea, Massachusetts. The purchase price was $22 million and was accounted for using the purchase method of accounting. The results of operations include the effect of the purchase for the 52 day period beginning February 8, 1997. In connection with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

                                                 February 7, 1997
                                                 ----------------
                                                  (in thousands)
Assets acquired:
      Cash and cash equivalents                    $   5,758
      Fed Funds                                       28,150
      Investments available for sale                  35,352
      Investment securities                            4,646
      Loans, net                                      66,093
      Premises and equipment                           1,972
      Other assets                                     4,192
                                                   ---------
        Total assets acquired                        146,163

Liabilities assumed:
      Deposits                                       125,022
      Borrowed funds                                       -
      Other Liabilities                                2,058
                                                    --------
        Total liabilities assumed                    127,080
                                                    --------
        Assets in excess of liabilities             $ 19,083

        Cash paid to Broadway shareholders            22,000
                                                    --------
        Goodwill                                    $  2,917


The following condensed consolidated pro-forma results of the Company were prepared as if the acquisition had taken place on January 1 of the respective year. The pro-forma results are not necessarily indicative of the actual results of operations had the Company's acquisition of BNB actually occurred on January 1 of the respective year.

                                                       Year to date
                                                         March 31,
                                                    1997           1996
                                                  ______________________
                                                   (In thousands except
                                                    per share amounts)
Total interest and dividend income and total
   non-interest income                            $ 17,933      $ 14,607
Net income                                        $  2,065      $  1,416
Net income per share                                $ 0.36        $ 0.24

                                                BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the quarter ended March 31:                                 1997                                       1996
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  72,430      $ 1,080      5.96%         $  27,865       $   449       6.45%
 Loan, net and mortgage loans held for sale (2)   722,983       13,786      7.63%           523,320         9,903       7.57%
 Mortgage-backed securities (3)                    65,883        1,131      6.87%            64,196         1,033       6.44%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  861,296       15,997      7.43%           615,381        11,385       7.40%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       38,224                                    25,522
                                               ----------                                  ---------
   Total assets                                 $ 899,520                                 $ 640,903
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  57,306          421      2.94%         $  47,744           358       3.00%
 Savings accounts                                 107,326          657      2.45%            91,618           570       2.49%
 NOW accounts                                      85,425          234      1.10%            63,505           241       1.52%
 Certificate accounts                             206,905        2,860      5.53%           200,177         2,834       5.66%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          456,962        4,172      3.65%           403,044         4,003       3.97%
 Borrowed Funds (4)                               319,013        4,685      5.87%           126,101         1,864       5.91%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             775,975        8,857      4.57%           529,145         5,867       4.43%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  35,936                                    19,239
                                                ----------                                 ---------
   Total liabilities                              811,911                                   548,384
                                                ----------                                 ---------
 Stockholders' equity                              87,609                                    92,519
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                        $ 899,520                                 $ 640,903
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 7,140      2.86%                         $ 5,518       2.97%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.32%                                       3.59%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.00%                                   116.30%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.87% and 5.81% for the three months ended March 31, 1997 and March 31, 1996, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL POSITION
                              AND RESULTS OF OPERATIONS


A.  GENERAL

     On February 7, 1997, the Company acquired BNB, a national chartered commercial bank. As a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Since the acquisition was consummated during the current quarter, the financial statements of the Company and the following discussion regarding the Company's financial condition at March 31, 1997 and the results of operations for the three-months ended March 31, 1997 includes information and data of BNB from February 8, 1997 through March 31, 1997. The financial statements of the Company at December 31, 1996 and the results of operations for the three-months ended March 31, 1996 do not include information and data related to BNB.
The Company, through its subsidiaries, Boston Federal Savings Bank and Broadway National Bank operates as a federally-chartered community savings bank and a national chartered commercial bank, respectively. Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The
Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans.


B.  FINANCIAL POSITION

      Total assets at March 31, 1997 were $941.0 million, compared to $820.6 million at December 31, 1996, an increase of $120.4 million or 14.7%. Asset growth was primarily attributable to the acquisition of BNB which was recorded using the purchase method of accounting. The major components of asset growth included investment securities available for sale which increased to $35.2 million at March 31, 1997 from $1.1 million at December 31, 1996 due to the addition of BNB's investment portfolio. Loans, net of allowance for loan losses increased by $69.7 million, or 10.3%, from a balance of $676.7 million at December 31, 1996 to $746.4 million at March 31, 1997, also primarily due to the acquisition of BNB's portfolio. Mortgage loans held for sale increased from $4.0 million at year-end 1996 to $9.6 million at March 31, 1997 due to increased lending activity in mortgage loans held for sale during the current quarter end. Deposit accounts increased by $116.0 million from a balance of $428.8 million at December 31, 1996 to a balance of $544.8 million at March 31, 1997. Of the increase, $104.5 million is attributable to the acquisition of BNB while the balance represents growth in BFS' deposit balances. Federal Home Loan Bank advances were reduced by $14.0 million, to a balance of $282.5 million at March 31, 1997 from a balance of $296.5 million at December 31, 1996. This reduction was more than offset by an increase in other borrowed money (repurchase agreements) which amounted to $21.9 million at March 31, 1997, compared to $3.5 million at December 31, 1996. Approximately one half the increase in repurchase agreements during the quarter ended March 31, 1997 were used to fund the acquisition.

C.  ASSET/LIABILITY MANAGEMENT

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

     At March 31, 1997, the Company's one year gap was a positive 9.0% of total assets, compared to a positive 5.3% of total assets at December 31, 1996. The change in the gap was caused by the addition of BNB which, like most commercial banks, has a larger portion of its assets, compared to liabilities, repricing in the one year horizon.

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


D.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, BFS has maintained in excess of the required minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 5%. At March 31, 1997 and December 31, 1996 BFS's liquidity ratio was 6.7% and 8.0% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances.

     The Company's most liquid assets are cash, daily federal funds sold, Federal Home Loan Bank overnight deposits, short-term investments and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At
March 31, 1997, BFS' cash, short-term investments and investment securities available for sale totaled $15.7 million or 2.0% of BFS's total assets. Additional investments were available which qualified for BFS's regulatory liquidity requirements. Under OCC regulations, BNB does not have specific liquidity requirements, but must maintain a reasonable and prudent level in order to operate in a safe and sound manner.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1997, BFS had $282.5 million in advances outstanding from the FHLB. The Company also borrowed $21.9 million through repurchase agreements. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and repurchase agreements to supplement cash flow needs.

     At March 31, 1997, the Company had commitments to originate loans and unused outstanding lines of credit totalling $98.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from March 31, 1997, totalled $143.0 million.

     At March 31, 1997, the consolidated stockholders' equity to total assets ratio was 8.9%. As of March 31, 1997,the Company, BFS and BNB exceeded all of their regulatory capital requirements, BFS's tangible, core and risk-based capital ratios were 6.9%, 6.9% and 13.3%, respectively, whereas BNB's were 14.7%, 14.7% and 33.2% respectively. Additionally, BFS' retained earnings at March 31, 1997 includes approximately $13.2 million of tax bad debt reserves for which no federal income tax liability has been recognized. Under the Small Business Job Protection Act of 1996 (the "1996 Act") if BFS makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from BFS's unrecaptured tax bad debt reserves. Non-dividend distributions include distributions in excess of BFS' current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of BFS's current or accumulated earnings and profits will not be so included in BFS's income.

E.  COMPARISON OF THREE-MONTHS ENDED MARCH 31, 1997 AND 1996

   General

     Earnings for the quarter ended March 31, 1997 were $1.9 million, or $.33 per share, compared to $1.0 million, or $.17 per share for the first quarter of 1996. A significant contribution to the increased earnings was due to the real estate operations income of $891,000 (before income taxes) during the first quarter of this year, compared to an expenditure of $24,000 (before income taxes) during the comparable quarter of last year. The real estate operations income resulted primarily from the sale of a land sub-division owned by a subsidiary of BFS. The improved earnings increased the return on average assets to .85% and the return on average stockholders' equity to 8.74% during the quarter ended March 31, 1997, compared to .64% and 4.42%, respectively, for the quarter ended March 31, 1996. Comments regarding the components of net income are detailed in the following paragraphs.


   Interest Income

     Total interest income on interest-earning assets for the quarter ended March 31, 1997 increased by $4.6 million, or 40.4%, to $16.0 million, compared to the quarter ended March 31, 1996.
The increase in interest income is primarily attributable to a $245.9 million increase in average interest-earning assets and a three basis point increase in the average yield. The average yield on interest-earning assets increased to 7.43% for the three months ended March 31, 1997 from 7.40% for the three months ended March 31, 1996.

     Interest income on loans, net, for the quarter ended March 31, 1997 increased by $3.9 million, or 39.4%, to $13.8 million compared to $9.9 million for the same quarter in 1996. The increase in interest income from loans, net, for the quarter ended March 31, 1997 was primarily attributable to an increase of $199.7 million in the average loan balance and a six basis point increase in yield on loans, net. The yield on loans, net, increased from 7.57% for the three-months ended March 31, 1996 to 7.63% for the current year quarter to date. Interest on mortgage-backed securities for the quarter ended
March 31, 1997 increased by $98,000 to $1.1 million, compared to $1.0 million for the same quarter in 1996. This increase in income was due to the combined effects of a $1.7 million increase in the average balance and an increase in average yield of 43 basis points during the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996. The increase in the yield was the result of purchasing a higher yielding mortgage-backed security near the end of the first quarter of 1996, whereas the security was outstanding for the entire first quarter of 1997. Interest income from investment securities was $1.1 million during the first quarter of 1997, compared to $449,000 for the comparable quarter in 1996. The average yield on investment securities declined by 49 basis points due to BNB's portfolio which was comprised of mostly U.S. Treasury securities. The average balance increased by $44.6 million to an average of $72.4 million during the three-months ending March 31, 1997. A majority of the balance increases in interest earnings assets was the result of the Company's acquisition of BNB, effective the close of business on February
7, 1997.


   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended March 31, 1997 increased by $3.0 million or 50.8%, to $8.9 million compared to the quarter ended
March 31, 1996. The increase in interest expense for the quarter ended March 31, 1997 was due primarily to an increase of $246.8 million in the average balance on interest-bearing liabilities which averaged $776.0 million during the quarter, compared to an average balance of $529.1 million during the quarter ended March 31, 1996. A 14 basis point increase in the average cost of interest-bearing liabilities also contributed to the increase in interest expense during the first quarter of 1997, compared to the quarter ended March 31, 1996. The average cost of interest-bearing liabilities increased to 4.57% during the quarter ended March 31, 1997, compared to 4.43% for last year's comparable quarter.

     Interest expense on deposit accounts was $4.2 million for the quarter ending March 31, 1997, an increase of $169,000 from the $4.0 for the quarter ended March 31, 1996. The increase in the expense was due to the combined effects of a $53.9 million increase in the average balance, partially offset by a 32 basis point decrease in the average cost of funds during the quarter ended March 31, 1997, compared to the quarter ended
March 31, 1996. The average balance of deposit accounts increased from $403.0 million for the quarter ending March 31, 1996 to an average balance of $457.0 million for the quarter ending March 31, 1997. Interest expense on borrowed funds increased from $1.9 million for the quarter ended March 31, 1996 to $4.7 million for the current quarter. While the average cost of borrowed money declined from 5.91% during the quarter ended March 31, 1996 to an average of 5.87% during the current quarter, the average balances increased from $126.1 million during the first quarter of 1996 to an average balance of $319.0 million during the first quarter of 1997.

     Net interest income increased by $1.6 million during the first quarter of 1997, compared to the same quarter last year, due primarily to asset growth by BFS and the acquisition of BNB. While net interest income improved, the net interest rate spread of 2.86% for the quarter ended March 31, 1997 was lower than the 2.97% for the comparable period last year. The net interest rate spread continues to be impacted by the combined effects of asset growth in the form of adjustable-rate mortgages, which are generally originated at discounted rates for the initial term, and the funding of such growth by wholesale funding sources, primarily FHLB advances, which generally carry higher rates than savings deposits. The net interest margin was similarly impacted and declined to 3.32% during the current quarter from 3.59% for the quarter ended
March 31, 1996.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $425,000 for the quarter ended March 31, 1997, slightly less than the $438,000 loan loss provision for the comparable quarter last year. The allowance for loan losses increased from $4.4 million at December 31, 1996 to $5.4 million at March 31, 1997, after consolidation of BNB's allowance for loan losses of $605,000 with the Company's current quarter provision of $425,000.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset
Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard."
At March 31, 1997, the Company classified $4.8 million of loans ($4.2 million of BFS and $.6 million of BNB) as sub-standard compared to $3.8 million (BFS only) at December 31, 1996. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance for loan losses at March 31, 1997 was sufficient to cover anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at March 31, 1997 was $5.4 million, which represented 330.6% of non performing loans or .71% of total loans, compared to $4.4 million at December 31, 1996, or 293.0% of non performing loans and .64% of total loans.

     Non performing loans at March 31, 1997 amounted to $1.6 million or .22% of total loans, compared to $1.5 million, or .22% of total loans, at December 31, 1996.

     The amount of interest income on non performing loans that would have been recorded had these loans been current in accordance with their original terms, was $46,000 and $148,000 for the three-month periods ended March 31, 1997 and 1996, respectively. The amount of interest income that was recorded on these loans was $1,000 and $14,000 for the three-month periods ended March 31, 1997 and 1996, respectively.

     At March 31, 1997, loans characterized as impaired, (which include all non-performing loans and some sub-standard assets), pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $4.5 million. All of the impaired loans have been measured using the fair value of the collateral method. During the three-months ended March 31, 1997, the average recorded value of impaired loans was $4.4 million, $63,000 interest income was recognized and $116,000 of interest income would have been recognized under the loans' original terms.

     At March 31, 1997, the Company had $1.8 million in real estate owned compared to $2.7 million at December 31, 1996. Further, at March 31, 1997 the Company also had restructured real estate loans amounting to $2.4 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.


Non-Interest Income

      Total non-interest income in the first quarter of 1997 increased by $26,000, or 2.7%, to $995,000 from $969,000 for the three months ended March 31, 1996 due to a $192,000 increase in other non-interest income (primarily transaction account fees), offset by declines in loan processing fees resulting from the implimentation of SFAS 122,"Accounting for Mortgage Servicing Rights" which requires amortization of previously capitalized mortgage servicing rights and a reduction in gains on sale of loans due to decreased volume of sales during the first quarter of 1997.

Non-Interest Expense

     Total non-interest expense was $4.5 million for the quarter ended
March 31, 1997 compared to $4.3 million for the comparable quarter in 1996. Compensation and benefits increased by $1.0 million from $2.2 million for the quarter ended March 31, 1996 to $3.2 million for the quarter ended March 31, 1997. The major reasons for this increase were due to the $462,000 expense related to the 1996 Stock-Based Incentive Plan and the addition of BNB compensation and benefits expense of $343,000 from the date of acquisition. Neither expense was included in the quarter ending March 31, 1996. Real estate operations provided $891,000 of income during the current quarter, compared to an expense of $24,000 during the comparable quarter last year. The current quarter real estate operations income resulted primarily from the sale of a land sub-division owned by a subsidiary of BFS. Federal deposit insurance premiums expense declined from $239,000 during the quarter ended
March 31, 1996 to $71,000 for the quarter ended March 31, 1997 due to the reduced premiums as a result of the Savings Association Insurance Fund recapitalization during the third quarter of 1996.

Income Tax Expense

     Income tax expense nearly doubled in the quarter ended March 31, 1997 to $1.3 million compared to the income tax expense of $710,000 for the quarter ended March 31, 1996. The increase was due almost entirely to increased income before tax. The effective income tax rate was 41% for both quarters.
                                      15

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

     None

Item 5.  Other Information

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          27     Financial Data Schedule

     (b) On February 21, 1997, a Form 8-K dated February 7, 1997 was filed with a copy of the press release issued on February 14, 1997 announcing the completion of the acquisition of Broadway Capital Corporation and its subsidiary, Broadway National Bank effective at the close of business on February 7, 1997.

     (c) On April 18, 1997, a Form 8-K/A dated February 7, 1997 was filed which included financial statements of business acquired and pro forma financial information.
                                      17

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  May 15, 1997                             By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  May 15, 1997                             By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Senior Vice President,
                                                 Chief Financial Officer,
                                                     Treasurer and
                                                  Corporate Secretary