Form 10-Q
period 1997-06-30
BOSTONFED BANCORP INC
filed 1997-08-13
CIK 948515

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               June 30, 1997
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of June 30, 1997: 5,947,302.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Statements of Financial Condition as
            of June 30, 1997 and December 31, 1996                  2

            Consolidated Statements of Income for the Three and six
            Months ended June 30, 1997 and 1996                     3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Six Months ended June 30, 1997           4

            Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 1997 and 1996                 5 - 6

            Notes to Consolidated Financial Statements              7 - 8

            Average Balances and Yield / Costs                      9 - 10

 Item 2.    Management's Discussion and Analysis of Financial

            Condition and Results of Operations                     11 - 16



PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                      17

 Item 2.    Changes in Securities                                  17

 Item 3.    Defaults Upon Senior Securities                        17

 Item 4.    Submission of Matters to a Vote of Security Holders    17

 Item 5.    Other Information                                      18

 Item 6.    Exhibits and Reports on Form 8-K                       18

 Signature Page                                                    19

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                  (Dollars in Thousands, Except Per Share Data)

                                                   June 30,    December 31,
                                                     1997          1996
                                                  -----------  --------------
Assets                                            (Unaudited)
------------
Cash and cash equivalents                            $ 30,359   $  18,278
Investment securities available for sale
  (amortized cost of $46,515 and $1,085 at
  June 30, 1997 and December 31, 1996
  respectively)                                        46,479       1,085
Investment securities held to maturity (fair
  value of $23,717 and $19,045 at June 30, 1997
  and December 31, 1996, respectively)                 23,870      19,170
Mortgage-backed securities available for sale
  (amortized cost of $21,282 and $23,915 at
  June 30, 1997 and December 31, 1996,
  respectively)                                        21,323      23,593
Mortgage-backed securities held to maturity (fair
  value of $40,866 and $43,033 at June 30, 1997 and
  December 31, 1996, respectively)                     40,712      43,019
Mortgage loans held for sale                           15,204       3,970
Loans, net of allowance for loan losses of $5,750
  and $4,400 at June 30, 1997 and December 31, 1996,
  respectively                                        758,476     676,670
Accrued interest receivable                             5,678       4,067
Stock in FHLB of Boston and Federal Reserve Bank       16,364      16,295
Premises and equipment                                  6,934       4,979
Real estate held for sale or development                    0         874
Real estate owned                                         909       2,668
Other assets                                            9,614       5,899
                                                     --------    --------
            Total assets                             $975,922    $820,567
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $581,752    $428,818
 Federal Home Loan Bank advances                      292,750     296,500
 Securities sold under agreements to repurchase         8,637       3,500
 Advance payments by borrowers for taxes
  and insurance                                         2,407       2,100
 Other Liabilities                                      4,633       3,294
                                                      -------     -------
            Total liabilities                         890,179     734,212
                                                      -------     -------
Commitments and contingencies
Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued                      66          66
 Additional paid-in capital                            64,968      64,461
 Retained earnings                                     36,020      33,131
 Unrealized gain (loss) on investment securities
 available for sale, net                                   19        (322)
  Less Treasury Stock, at cost                         (9,691)     (4,739)
  Less unallocated ESOP shares                         (3,929)     (3,929)
  Less unearned Stock-Based Incentive Plan             (1,710)     (2,313)
                                                      --------    --------
            Total stockholders' equity                 85,743      86,355
                                                      --------    --------
Total liabilities and stockholders' equity           $975,922    $820,567
                                                     ========    ========

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, except per share amount)

                                 Three Months Ended        Six Months Ended
                                 ------------------       ------------------
                                 6/30/97    6/30/96       6/30/97    6/30/96
                                 ------------------       ------------------

                                                  (Unaudited)

Interest and dividend income:
 Loans                          $ 14,686  $  10,709      $ 28,472  $  20,612
 Mortgage-backed securities        1,073      1,425         2,204      2,458
 Investment securities             1,311        493         2,391        942
                                 -------    -------       -------    -------
   Total interest and
      dividend income             17,070     12,627        33,067     24,012
                                 -------    -------       -------    -------
Interest expense:
 Deposit accounts                  4,762      3,955         8,934      7,958
 Borrowed funds                    4,420      2,799         9,105      4,663
                                 -------    -------       -------    -------
   Total interest expense          9,182      6,754        18,039     12,621
                                 -------    -------       -------    -------
Net interest and divided income    7,888      5,873        15,028     11,391
Provision for loan losses            455        298           880        736
                                 -------    -------       -------    -------
 Net interest and dividend
   income after provision          7,433      5,575        14,148     10,655
Non-interest income:
 Loan processing and servicing
   fees                              298        330           597        671
 Gain on sale of loans               252        120           382        374
 Other                               631        406         1,197        780
                                 -------    -------       -------    -------
Total non-interest income          1,181        856         2,176      1,825
                                 -------    -------       -------    -------
Non-interest expense:
 Compensation and benefits         3,368      2,441         6,608      4,636
 Occupancy and equipment             846        635         1,542      1,255
 Federal deposit insurance
  premiums                            71        239           142        478
 Real estate operations             (219)       (30)       (1,110)        (6)
 Other                             1,430      1,248         2,779      2,486
                                 -------    -------       -------    -------
  Total non-interest expense       5,496      4,533         9,961      8,849
                                 -------    -------       -------    -------
Income before income taxes         3,118      1,898         6,363      3,631
Income tax expense                 1,413        774         2,744      1,484
                                 -------    -------       -------    -------
Net income                      $  1,705   $  1,124         3,619      2,147
                                 =======    =======       =======    =======

Primary earnings per share         $0.30      $0.18         $0.63      $0.35
Fully diluted earnings per share   $0.30      $0.18         $0.62      $0.35
Weighted average shares
  outstanding                  5,579,032  6,115,104     5,658,257  6,115,104
Common stock equivalents
  due to dilutive effect
  of stock options               176,867          0       176,867          0
Total weighted average
  shares outstanding           5,755,899  6,115,104     5,835,124  6,115,104

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                        (In Thousands)
                                Six Months Ended June 30, 1997
                                          (Unaudited)
                                                                            Net
                                                                          unrealized                  Unearned
                                                                         (loss) on                     Stock-
                                        Additional                        investments  Unallocated     Based      Total
                                Common    paid-in   Retained  Treasury    available      ESOP       Incentive  stockholders'
                                stock     capital   earnings    Stock      for sale     shares         Plan       equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1996    $ 66      64,461     33,131     (4,739)       (322)       (3,929)      (2,313)      86,355

Net income                       - -         - -      1,914       - -          - -           - -        - -          1,914

Cash dividends declared and
 paid ($0.05 per share)          - -         - -       (313)      - -          - -           - -        - -           (313)

Common Stock repurchased
 (297,815 shares at an average
  price of $15.86 per share)     - -         - -        - -     (4,722)        - -           - -        - -         (4,722)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         351           351

Change in net unrealized loss on
  investments available for sale - -         - -        - -       - -          (37)          - -         - -           (37)
Appreciation in fair value of
  SIP shares charged to expense  - -         110        - -       - -          - -           - -         - -           110
Appreciation in fair value of
  committed to be released ESOP
  shares charged to expense      - -          97        - -       - -          - -           - -        - -             97
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at March 31, 1997       $ 66      64,668     34,732     (9,461)       (359)        (3,929)     (1,962)      83,755
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Net income                       - -         - -      1,705       - -          - -           - -        - -          1,705

Cash dividends declared and
 paid ($0.07 per share)          - -         - -       (417)      - -          - -           - -        - -           (417)

Common Stock repurchased
 (15,200 shares at an average
  price of $15.18 per share)     - -         - -        - -      (230)         - -           - -        - -           (230)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         252           252

Change in net unrealized loss on
  investments available for sale - -         - -        - -       - -          378           - -         - -           378
Appreciation in fair value of
  SIP shares charged to expense  - -         107        - -       - -          - -           - -         - -           107
Appreciation in fair value of
  committed to be released ESOP
  shares charged to expense      - -         193        - -       - -          - -           - -        - -            193
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at June 30, 1997        $ 66      64,968     36,020     (9,691)         19         (3,929)     (1,710)      85,743
                               -------    -------   --------   ---------    ---------      --------   ---------    --------


           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                  For the Six Months Ended
                                                         June 30,
                                                    1997          1996
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    3,619    $    2,147
    Adjustments to reconcile net income to
     net cash provided by
     operating activities:
      Depreciation, amortization and
       accretion, net                                  564           431
      Earned SIP shares                                603           250
      Appreciation in fair value of ESOP shares        290            76
      Appreciation in fair value of SIP shares         217             -
      Provision for loan losses                        880           736
      Loans originated for sale                    (54,708)      (78,419)
      Proceeds from sale of loans                   43,856        80,122
      Provision for valuation allowance
       for real estate owned                            57             -
      Gain on sale of real estate held
       for development                                (898)            -
      Gain on sale of real estate
       acquired through foreclosure                   (433)          (36)
      Gain on sale of loans                           (382)         (374)
      Increase in accrued interest receivable         (755)         (432)
      Decrease (increase) in prepaid expenses
       and other assets, net                         2,389          (784)
      Increase (decrease) in accrued expenses
       and other liabilities, net                     (700)         1,207
                                                   --------       -------
          Net cash provided by (used in)
           operating activities                     (5,401)        4,924
                                                   -------       -------

Cash flows from investing activities:
  Net cash of acquired institution                  11,908             -
  Proceeds from sale of mortgage-backed
   securities available for sale                     1,084             -
  Proceeds from maturities of investment
   securities held to maturity                       3,850         4,544
  Proceeds from maturities of investment
   securities available for sale                     2,000             -
  Purchase of investment securities
   available for sale                              (12,019)          (30)
  Purchase of mortgage-backed
   securities available for sale                         -       (14,157)
  Purchase of investment securities
   held to maturity                                 (3,900)      (24,529)
  Principal payments on mortgage-backed
   securities available for sale                     1,548         1,700
  Principal payments on investment
   securities held to maturity                           -            59
  Principal payments on mortgage-
   backed securities held to maturity                2,287         3,367
  Increase in loans, net                           (16,816)     (112,955)
  Purchases of Premises and equipment                 (494)         (326)
  Proceeds from sale of real estate owned            2,360           237
  Additional investment in real estate owned            (2)          (26)
  Proceeds from sale of real estate held for
   development                                       2,102             -
  Purchase of FHLB stock                                 -        (4,032)
                                                    -------       -------
       Net cash used in
         investing activities                       (6,092)     (146,148)
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                  For the Six Months Ended
                                                          June 30,
                                                    1997            1996
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    27,912        13,101
    Repayments of securities sold under
     agreements to repurchase                      (23,548)            -
    Proceeds from securities sold under
     agreement to repurchase                        28,685         3,016
    Repayments of Federal Home Loan
     Bank advances                                (144,250)     (223,827)
    Proceeds from Federal Home Loan
     Bank advances                                 140,500       345,617
    Cash dividends paid                               (731)         (330)
    Common stock repurchased                        (4,952)            -
    Increase in advance payments by
     borrowers for taxes and insurance                 (42)         (115)
    Purchase of stock for Stock-Based
     Incentive Plan                                      -        (3,230)
                                                   --------       -------

         Net cash provided by
            financing activities                    23,574       134,232
                                                   -------       -------

         Net increase (decrease)
          in cash and cash equivalents              12,081        (6,992)


Cash and cash equivalents at January 1              18,278        21,225
                                                   -------       -------

Cash and cash equivalents at June 30            $   30,359    $   14,233
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the quarter for:

       Interest                                 $   17,798     $  12,051
                                                   =======       =======

       Taxes                                    $      928     $   1,085
                                                   =======       =======

Supplemental schedule of non-cash
 investing activities:
       Transfers of mortgage
        loans to real estate owned             $       223     $   2,631
                                                   =======       =======
                                      6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS") and BF Funding Corporation as of June 30, 1997 and December 31, 1996 and for the three- and six-month periods ended June 30, 1997 and 1996, and the accounts of its wholly-owned subsidiary, Broadway National Bank ("BNB") effective at close of business February 7, 1997 through June 30, 1997. Broadway Capital Corporation, the former holding company of Broadway National Bank, was merged into BostonFed effective May 28, 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. SFAS 125 is effective for most transactions occurring after December 31, 1996 and must be applied prospectively. However, SFAS 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125", requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until the years beginning after December 31, 1997. The adoption of SFAS 125 has not had a material impact on its consolidated financial statements.

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

NOTE 2:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At June 30, 1997, the Company had commitments of $42.1 million to originate mortgage loans and $5.4 million to purchase loans from correspondent lenders. Of these $47.5 million commitments, $38.4 million were adjustable rate mortgage loans at rates ranging from 5.625% to 10.50% and $9.1 million were fixed rate mortgage loans with interest rates ranging from 7.125% to 9.50%. The Company also had commitments to sell $17.7 million of mortgage loans.

     At June 30, 1997, the Company was servicing first mortgage loans of approximately $548.5 million, which are either partially or wholly-owned by others.

NOTE 3:  LEGISLATIVE MATTERS

     The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Company is unable to predict whether such legislation would be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. See Form 10-K for the fiscal year ended December 31, 1996 for a discussion of the proposed legislation.


NOTE 4:  ACQUISITIONS (Unaudited)

     On February 7, 1997 the Company acquired BNB, headquartered in Chelsea, Massachusetts. The purchase price was $22 million and was accounted for using the purchase method of accounting. The results of operations include the effect of the purchase for the 143 day period beginning February 8, 1997. In connection with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

                                                 February 7, 1997
                                                 ----------------
                                                  (in thousands)
Assets acquired:
      Cash and cash equivalents                    $   5,758
      Fed Funds                                       28,150
      Investments available for sale                  35,352
      Investment securities                            4,646
      Loans, net                                      66,093
      Premises and equipment                           1,972
      Other assets                                     4,192
                                                   ---------
        Total assets acquired                        146,163

Liabilities assumed:
      Deposits                                       125,022
      Borrowed funds                                       -
      Other liabilities                                2,058
                                                    --------
        Total liabilities assumed                    127,080
                                                    --------
        Assets in excess of liabilities               19,083

        Cash paid to Broadway shareholders            22,000
                                                    --------
        Goodwill                                    $  2,917
                                                    ========


The following condensed consolidated pro-forma results of the Company were prepared as if the acquisition had taken place on January 1 of the respective year. The pro-forma results are not necessarily indicative of the actual results of operations had the Company's acquisition of BNB actually occurred on January 1 of the respective year.

                                    Three Months Ended        Six Months Ended
                                    ------------------       ------------------
                                    6/30/97    6/30/96       6/30/97    6/30/96
                                    ------------------       ------------------
                                      (In thousands except per share amounts)
Total interest and dividend
 income and total
 non-interest income             $ 18,251     $ 15,778      $ 36,184   $ 30,385
Net income                       $  1,705     $  1,608      $  3,770   $  3,024
Net income per share               $ 0.30       $ 0.26        $ 0.65     $ 0.49

                                                BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the quarter ended June 30:                                 1997                                       1996
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  87,776      $ 1,311      5.97%         $  32,664       $   493       6.04%
 Loan, net and mortgage loans held for sale (2)   757,134       14,686      7.76%           573,697        10,709       7.47%
 Mortgage-backed securities (3)                    63,400        1,073      6.77%            82,969         1,425       6.87%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  908,310       17,070      7.52%           689,330        12,627       7.33%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       41,125                                    28,326
                                               ----------                                  ---------
   Total assets                                 $ 949,435                                 $ 717,656
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  63,696          470      2.95%         $  47,116           354       3.01%
 Savings accounts                                 121,141          752      2.48%            91,738           574       2.50%
 NOW accounts                                      99,670          277      1.11%            66,313           217       1.31%
 Certificate accounts                             232,641        3,263      5.61%           201,525         2,810       5.58%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          517,148        4,762      3.68%           406,692         3,955       3.89%
 Borrowed Funds (4)                               297,514        4,420      5.94%           197,246         2,799       5.68%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             814,662        9,182      4.51%           603,938         6,754       4.47%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  48,437                                    21,261
                                                ----------                                 ---------
   Total liabilities                              863,099                                   625,199
                                                ----------                                 ---------
 Stockholders' equity                              86,336                                    92,457
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                        $ 949,435                                 $ 717,656
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 7,888      3.01%                         $ 5,873       2.86%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.47%                                       3.41%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.50%                                   114.14%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.93% and 5.63% for the three months ended June 30, 1997 and June 30, 1996, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                       9

                                                BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the six months ended June 30:                              1997                                       1996
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  80,104      $ 2,391      5.97%         $  31,758       $   942       5.93%
 Loan, net and mortgage loans held for sale (2)   740,057       28,472      7.69%           548,508        20,612       7.52%
 Mortgage-backed securities (3)                    64,642        2,204      6.82%            72,089         2,458       6.82%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  884,803       33,067      7.47%           652,355        24,012       7.36%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       39,674                                    26,924
                                               ----------                                  ---------
   Total assets                                 $ 924,477                                 $ 679,279
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  60,501          892      2.95%         $  47,430           712       3.00%
 Savings accounts                                 114,234        1,414      2.48%            91,678         1,144       2.50%
 NOW accounts                                      92,561          518      1.12%            64,871           458       1.41%
 Certificate accounts                             219,773        6,110      5.56%           200,851         5,644       5.62%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          487,069        8,934      3.67%           404,830         7,958       3.93%
 Borrowed Funds (4)                               308,263        9,105      5.91%           161,674         4,663       5.77%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             795,332       18,039      4.54%           566,504        12,621       4.46%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  42,173                                    20,287
                                                ----------                                 ---------
   Total liabilities                              837,505                                   586,791
                                                ----------                                 ---------
 Stockholders' equity                              86,972                                    92,488
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                        $ 924,477                                 $ 679,279
                                                ==========                                 =========
 Net interest rate spread (5)                                  $15,028      2.93%                         $11,391       2.90%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.40%                                       3.49%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.25%                                   115.15%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.90% and 5.70% for the three months ended June 30, 1997 and June 30, 1996, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL POSITION
                              AND RESULTS OF OPERATIONS


A.  GENERAL

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered community savings bank and Broadway National Bank, a nationally chartered commercial bank. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans. Since the acquisition was consummated during the first quarter, the financial statements of the Company and the following discussion regarding the Company's financial condition at June 30, 1997 and the results of operations for the three- and six-months ended June 30, 1997 includes information and data of BNB from February 8, 1997 through June 30, 1997. The financial statements of the Company at December 31, 1996 and the results of operations for the three- and six-months ended June 30, 1996 do not include information and data related to BNB.


B.  FINANCIAL POSITION

     Total assets at June 30, 1997 were $975.9 million, compared to $820.6 million at December 31, 1996, an increase of $155.3 million or 18.9%. Asset growth was primarily attributable to the acquisition of BNB which was recorded using the purchase method of accounting. The major components of asset growth included investment securities available for sale which increased to $46.5 million at June 30, 1997 from $1.1 million at December 31, 1996 due primarily to the addition of BNB's investment portfolio. Loans, net of allowance for loan losses increased by $81.8 million, or 12.1%, from a balance of $676.7 million at December 31, 1996 to $758.5 million at June 30, 1997, also primarily due to the acquisition of BNB's portfolio. Excluding BNB's portfolio, loans, net of allowance for loan losses increased by $15.7, due mostly to increased originations of adjustable-rate mortgages. Mortgage loans held for sale increased from $4.0 million at year-end 1996 to $15.2 million at June 30, 1997 due to increased accumulation of mortgage loans held for sale during the current quarter. Deposit accounts increased by $152.9 million from a balance of $428.8 million at December 31, 1996 to a balance of $581.8 million at June 30, 1997. Of the increase, $104.5 million is attributable to the acquisition of BNB while the balance represents growth in BFS' deposit balances, $35.0 million of which was obtained from wholesale CD markets. Federal Home Loan Bank advances were reduced by $3.7 million, to a balance of $292.8 million at June 30, 1997 from a balance of $296.5 million at December 31, 1996. This reduction was more than offset by an increase in other borrowed money (repurchase agreements) which amounted to $8.6 million at June 30, 1997, compared to $3.5 million at December 31, 1996.

C.  ASSET/LIABILITY MANAGEMENT

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established an Asset/Liability Committee of Management which is responsible for reviewing the Company's asset/ liability policies and interest rate risk position. The Committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The Board has established certain risk tolerance levels within which the Company can operate. The extent and direction of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one- to four-family mortgage loans; (2) selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 10 years while generally retaining the servicing rights thereof; (3) primarily investing in investment securities or mortgage- backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing FHLB advances to replace rate sensitive deposits.

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

     Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short- term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

     At June 30, 1997, the Company's one year gap was a positive 9.0% of total assets, compared to a positive 5.3% of total assets at December 31, 1996. The change in the gap was caused by the addition of BNB which, like most commercial banks, has a larger portion of its assets, compared to liabilities, repricing in the one year horizon.

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


D.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, BFS has maintained in excess of the required minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 5%. At June 30, 1997 and December 31, 1996 BFS's liquidity ratio was 6.0% and 8.0% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances.

     The Company's most liquid assets are cash, daily federal funds sold, Federal Home Loan Bank overnight deposits, short-term investments and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1997, BFS' cash, short-term investments and loans and investment securities available for sale totaled $36.5 million or 4.4% of BFS's total assets. Additional investments were available which qualified for BFS's regulatory liquidity requirements. Under OCC regulations, BNB does not have specific liquidity requirements, but must maintain a reasonable and prudent level in order to operate in a safe and sound manner.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1997, BFS had $292.8 million in advances outstanding from the FHLB. The Company also borrowed $8.6 million through repurchase agreements. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and repurchase agreements to supplement cash flow needs.

     At June 30, 1997, the Company had commitments to originate loans and unused outstanding lines of credit totalling $96.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 1997, totalled $139.0 million.

     At June 30, 1997, the consolidated stockholders' equity to total assets ratio was 8.8%. As of June 30, 1997, the Company, BFS and BNB exceeded all of their regulatory capital requirements. BFS's tangible, core and risk-based capital ratios were 5.7%, 5.7% and 11.6%, respectively. BNB's tier 1 leverage and risk-based capital ratios were 14.4% and 31.79% respectively, total risk-based capital was 32.9%. Additionally, BFS' retained earnings at June 30, 1997 includes approximately $13.2 million of tax bad debt reserves for which no federal income tax liability has been recognized. Under the Small Business Job Protection Act of 1996 (the "1996 Act") if BFS makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from BFS's unrecaptured tax bad debt reserves. Non-dividend distributions include distributions in excess of BFS' current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of BFS's current or accumulated earnings and profits are not included in BFS's income.

E.  COMPARISON OF THREE- AND SIX-MONTHS ENDED JUNE 30, 1997 AND 1996

   General

     Earnings for the quarter ended June 30, 1997 were $1.7 million, or $.30 per share, compared to $1.1 million, or $.18 per share for the comparable quarter of 1996. Earnings for the six-months ended June 30, 1997 were $3.6 million compared to $2.1 million for the six-months ended June 30, 1996. A significant contribution to the increased earnings for the six-months ended June 30, 1997 was due to the real estate operations income of $1.1 million (before income taxes), compared to income of $6,000 (before income taxes) during the comparable period last year. The real estate operations income resulted primarily from the sale of a land sub-division owned by a subsidiary of BFS. The improved earnings increased the return on average assets to .78% during the six-months ended June 30, 1997 compared to a return on average assets of .63% for the comparable period last year. The return on average stockholders' equity increased to 8.32% during the six-months ended June 30, 1997, compared to 4.64% for the six-months ended June 30, 1996. Comments regarding the components of net income are detailed in the following paragraphs.


   Interest Income

     Total interest income on interest-earning assets for the quarter ended June 30, 1997 increased by $4.4 million, or 34.9%, to $17.1 million, compared to the quarter ended June 30, 1996. The increase in interest income was primarily attributable to a $219.0 million increase in average interest-earning assets and a 19 basis point increase in the average yield. The average yield on interest-earning assets increased to 7.52% for the three months ended June 30, 1997 from 7.33% for the three months ended June 30, 1996. For the first half of 1997, total interest income was $33.1 million, compared to $24.0 million for the same period in 1996. The major reason for the increase was also the increased average balances which were $884.8 million during the six months ended June 30, 1997, compared to $652.4 million during the comparable period in 1996. Average yields also increased by 11 basis points during the first half of 1997, compared to the first half of 1996.

     Interest income on loans, net, for the quarter ended June 30, 1997 increased by $4.0 million, or 37.4%, to $14.7 million compared to $10.7 million for the same quarter in 1996. On a year to date basis, interest income on loans, net, increased $7.9 million to $28.5 million from the $20.6 million earned during the first half of 1996. The increase in interest income from loans, net, for the quarter and six months ended June 30, 1997, compared to the same periods last year, was primarily attributable to increases in average balances of $183.4 million and $191.5 million, respectively. Additionally, the average yield on loans, net increased by 29 basis points to 7.76% during the quarter ended June 30, 1997, compared to 7.47% during the quarter ended June 30, 1996. On a year to date basis, the yield on loans, net, increased from 7.52% for the six months ended June 30, 1996, compared to 7.69% during the current year period. Interest on mortgage-backed securities for the quarter ended June 30, 1997 decreased by $352,000 to $1.1 million, compared to $1.4 million for the same quarter in 1996. This decrease in income was due primarily to the $19.6 million lower average balance during the quarter ended June 30, 1997, compared to the quarter ended June 30, 1996. Additionally, the average yield declined by ten basis points to an average of 6.77% during the quarter ended June 30, 1997, compared to the same quarter last year. On a year to date basis, interest on mortgage-backed securities was $2.2 million, compared to last year's comparable period total of $2.5 million. Average yields did not change. Interest income from investment securities was $1.3 million during the second quarter of 1997, compared to $493,000 for the comparable quarter in 1996. The average yield on investment securities declined by seven basis points due to BNB's portfolio which is comprised mostly of lower yielding U.S. Treasury securities. The average balance increased by $55.1 million to an average of $87.8 million during the three-months ending June 30, 1997. On a year to date basis, interest income from investment securities was $2.4 million, compared to $942,000 for the six months ended June 30, 1996. The average balance of investment securities was $80.1 million for the six months ended June 30, 1997, compared to $31.8 million for the comparable period last year. A majority of the balance increases in interest-earning assets was the result of the Company's acquisition of BNB, effective the close of business on February 7, 1997.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended June 30, 1997 increased by $2.4 million or 35.3%, to $9.2 million compared to the quarter ended June 30, 1996. The increase in interest expense for the quarter ended June 30, 1997 was due primarily to an increase of $210.7 million in the average balance of interest-bearing liabilities which averaged $814.7 million during the quarter, compared to an average balance of $603.9 million during the quarter ended June 30, 1996. A 4 basis point increase in the average cost of interest-bearing liabilities also contributed to the increase in interest expense during the second quarter of 1997, compared to the quarter ended June 30, 1996. The average cost of interest-bearing liabilities increased to 4.51% during the quarter ended June 30, 1997, compared to 4.47% for last year's comparable quarter. On a year to date basis, interest expense on interest-bearing liabilities totaled $18.0 million, compared to last year's to date total of $12.6 million, a 42.9% increase. The increase was caused by the combined effects of an eight basis point increase in the average cost of funds as a result of borrowing funds for longer average terms and higher costs and an increase of $228.8 million in average balances during the six months ended June 30, 1997, compared to the prior year period.

     Interest expense on deposit accounts was $4.8 million for the quarter ended June 30, 1997, an increase of $.8 million from the $4.0 million for the quarter ended June 30, 1996. The increase in the expense was due to higher average deposit account balances of $110.5 million, offset by a decrease of 21 basis points in the average cost of funds during the quarter ended June 30, 1997, compared to the quarter ended June 30, 1996. The average balance of deposit accounts increased from $406.7 million for the quarter ending June 30, 1996 to an average balance of $517.1 million for the quarter ending June 30, 1997, mostly due to the acquisition of BNB and the acquisition of $35 million of wholesale brokered certificates of deposit for terms of three years. Interest expense on borrowed funds increased from $2.8 million for the quarter ended June 30, 1996 to $4.4 million for the current quarter. The average cost of borrowed funds increased from 5.68% during the quarter ended June 30, 1996 to an average of 5.94% during the current quarter. The average balances increased from $197.2 million during the second quarter of 1996 to an average balance of $297.5 million during the second quarter of 1997.

Net Interest Income

     Net interest income increased by $2.0 million during the second quarter of 1997, compared to the same quarter last year, due primarily to asset growth by BFS and the acquisition of BNB. The net interest rate spread of 3.01% for the quarter ended June 30, 1997 was 15 basis points higher than the 2.86% for the comparable period last year. The primary reasons for the improvement in the net interest rate spread are the addition of BNB, as most commercial banks typically earn a wider spread and an improvement in BFS' net interest rate spread. The net interest margin was similarly impacted and improved from 3.41% for the quarter ended June 30, 1996 to 3.47% for the second quarter of 1997. On a year to date basis the net interest rate spread improved by three basis points. However, the net interest margin declined from 3.49% for the six months ended June 30, 1996 to 3.40% for the six months ended June 30, 1997 due primarily to the utilization of capital to repurchase the Company's stock.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $455,000 for the quarter ended June 30, 1997, compared to the $298,000 loan loss provision for the comparable quarter last year. On a year to date basis through June 30, 1997, the provision for loan losses amounted to $880,000, compared to $736,000 for the comparable period last year. The allowance for loan losses increased from $4.4 million at December 31, 1996 to $5.8 million at June 30, 1997, after consolidation of BNB's allowance for loan losses of $605,000 at the time of acquisition and the year to date provision, net of charge-offs and recoveries.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At June 30, 1997, the Company classified $4.9 million of loans ($4.1 million of BFS and $.8 million of BNB) as sub-standard compared to $3.8 million (BFS only) at December 31, 1996. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values and cash flow values. Utilizing these procedures, management believes that the allowance for loan losses at June 30, 1997 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at June 30, 1997 was $5.8 million, which represented 385.9% of non-performing loans or .74% of total loans, compared to $4.4 million at December 31, 1996, or 293.0% of non-performing loans and .64% of total loans.

     Non-performing loans at June 30, 1997 amounted to $1.5 million or .19% of total loans, compared to $1.5 million, or .22% of total loans, at December 31, 1996.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $91,000 and $118,000 for the six-month periods ended June 30, 1997 and 1996, respectively. The amount of interest income that was recorded on these loans was $17,000 and $18,000 for the six-month periods ended June 30, 1997 and 1996, respectively.

     At June 30, 1997, loans characterized as impaired, (which include all non-performing loans and some sub-standard assets), pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $4.5 million. All of the impaired loans have been measured using the fair value of the collateral method. During the six-months ended June 30, 1997, the average recorded value of impaired loans was $4.5 million, $150,000 interest income was recognized and $241,000 of interest income would have been recognized under the loans' original terms.

     At June 30, 1997, the Company had $909,000 in real estate owned compared to $2.7 million at December 31, 1996. Further, at June 30, 1997 the Company also had restructured real estate loans amounting to $2.6 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.


Non-Interest Income

     Total non-interest income in the second quarter of 1997 increased by $325,000, or 38.0%, to $1.2 million from $856,000 for the three months ended June 30, 1996 due to a $225,000 increase in other non-interest income (primarily transaction account fees) and a $132,000 increase in gains on the sale of loans resulting from favorable market conditions, partially offset by a decline of $32,000 in loan processing fees.

Non-Interest Expense

     Total non-interest expense was $5.5 million for the quarter ended June 30, 1997 compared to $4.5 million for the comparable quarter in 1996. Compensation and benefits increased by $927,000 from $2.4 million for the quarter ended June 30, 1996 to $3.4 million for the quarter ended June 30, 1997. The major reasons for this increase were due to the addition of BNB's compensation and benefits expense amounting to $518,000, increased expenses for the Company's ESOP, Stock-Based Incentive Plan ("SIP"), and Short Term Incentive Plan ("STIP"), which increased by $161,000, $109,000 and 113,000, respectively. The increased expenses for the ESOP and SIP were due to increases in the market value of the Company's stock. Such increases are credited to Additional Paid in Capital in accordance with generally accepted accounting principles. On a year to date basis, total non-interest expense was $10.0 million, compared to last year to date total of $8.8 million. Compensation and benefits increased to $6.6 million for the six months ended June 30, 1997, compared to $4.6 million for the comparable period last year. As with the current quarter, the year to date was similarly impacted by the inclusion of $861,000 of compensation and benefits of BNB since February 8, 1997 and increased expenses for the ESOP, SIP and STIP. Federal deposit insurance premiums declined by $336,000 during the six months ended June 30, 1997, compared to the six months ended June 30, 1996 due to lower insurance premiums as a result of the Savings Association Insurance Fund recapitalization in the third quarter of 1996. Real estate operations provided $1.1 million of income during the current year to date period, compared to income of $6,000 during the comparable period last year. The current year to date real estate operations income resulted primarily from the sale of a land sub-division owned by a subsidiary of BFS as well as recoveries on the sale of real estate owned. Occupancy and equipment and other expenses were higher during the current year to date, compared to the prior year to date due primarily to the inclusion of such expenses from BNB from February 8, 1997 through June 30, 1997.

Income Tax Expense

     Income tax expense nearly doubled in the quarter ended June 30, 1997 to $1.4 million compared to the income tax expense of $774,000 for the quarter ended June 30, 1996. The increase was due almost entirely to increased income before tax. The effective income tax rate was 45% for the current quarter, compared to 41% for last year's second quarter. The increase in the effective rate is primarily due to the non-deductibility of the appreciated value of the allocated ESOP shares. On a year to date basis, income tax expense was $2.7 million, for an effective rate of 43%, compared to $1.5 million for an effective rate of 41% for six months ended June 30, 1996. As with the current quarter, the reasons for the increased tax expense and effective tax rate during the six months ending June 30, 1997 were primarily higher income before income tax and the effect of the allocated ESOP share primarily.

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


       Not applicable


Item 3.  Defaults Upon Senior Securities


       Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

(A) The Annual Meeting of Stockholders of the Corporation was held on April 28, 1997.

(B) Directors elected at Annual Meeting:

(1) Election of Directors

      Nominee                     Total Votes For     Total Votes Withheld

      Edward P. Callahan          4,856,469                51,288
      Richard J. Dennis, Sr.      4,858,735                49,022
      Charles R. Kent             4,858,884                48,873

(2) Continuing Directors          Year Term Expires

      David P. Conley                  1999
      David F. Holland                 1998
      W. Robert Mill                   1999
      Irwin W. Sizer                   1998

(C) Other Matters submitted to a vote of the Stockholders of the Corporation:

(1) Proposal to approve the establishment of the 1997 Stock Option Plan

Votes For            Votes Against            Abstentions
4,680,341            206,881                  21,522

(2) Selection of Independent Auditors

Votes For            Votes Against            Abstentions
4,875,375            17,401                   14,981

Item 5.  Other Information

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Certificate of Incorporation*
          3.2  Bylaws*
          27   Financial Data Schedule

    (b) On April 18, 1997, a Form 8-K/A dated February 7, 1997 was filed which included financial statements of business acquired and pro forma financial information.

* Incorporated herein to the Company's Registration Statement on form S-1 originally filed on July 21, 1995

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  August 13, 1997                             By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  August 13, 1997                             By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Senior Vice President,
                                                 Chief Financial Officer,
                                                     Treasurer and
                                                  Corporate Secretary