Form 10-Q
period 1997-09-30
BOSTONFED BANCORP INC
filed 1997-11-14
CIK 948515

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:              September 30, 1997
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of September 30, 1997: 5,649,937.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            September 30, 1997 and December 31, 1996                     2

            Consolidated Statements of Operations for the Three and Nine
            Months ended September 30, 1997 and 1996                     3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Nine Months ended September 30, 1997          4

            Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 1997 and 1996                5 - 6

            Notes to Consolidated Financial Statements                   7 - 8

            Average Balances and Yield / Costs                           9 - 10

 Item 2.    Management's Discussion and Analysis of Financial

            Condition and Results of Operations                         11 - 17



PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                       17

 Item 2.    Changes in Securities                                   17

 Item 3.    Defaults Upon Senior Securities                         17

 Item 4.    Submission of Matters to a Vote of Security Holders     17

 Item 5.    Other Information                                       18

 Item 6.    Exhibits and Reports on Form 8-K                        18

 Signature Page                                                     19

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                  (Dollars in Thousands, Except Per Share Data)

                                                 September 30,  December 31,
                                                     1997          1996
                                                  -----------  --------------
Assets                                            (Unaudited)
------------
Cash and cash equivalents                            $ 24,375   $  18,278
Investment securities available for sale
  (amortized cost of $36,536 and $1,085 at
  September 30, 1997 and December 31, 1996
  respectively)                                        36,679       1,085
Investment securities held to maturity (fair
  value of $22,858 and $19,045 at September 30, 1997
  and December 31, 1996, respectively)                 22,875      19,170
Mortgage-backed securities available for sale
  (amortized cost of $20,268 and $23,915 at
  September 30, 1997 and December 31, 1996,
  respectively)                                        20,255      23,593
Mortgage-backed securities held to maturity (fair
  value of $39,694 and $43,033 at September 30, 1997
  and December 31, 1996, respectively)                 39,519      43,019
Mortgage loans held for sale                           16,999       3,970
Loans, net of allowance for loan losses of $6,000
  and $4,400 at September 30, 1997 and December 31,
  1996, respectively                                  762,756     676,670
Accrued interest receivable                             5,248       4,067
Stock in FHLB of Boston and Federal Reserve Bank       16,364      16,295
Premises and equipment                                  6,842       4,979
Real estate held for sale or development                    -         874
Real estate owned                                         270       2,668
Other assets                                            8,522       5,899
                                                     --------    --------
            Total assets                             $960,704    $820,567
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $570,164    $428,818
 Federal Home Loan Bank advances                      291,500     296,500
 Securities sold under agreements to repurchase         8,466       3,500
 Advance payments by borrowers for taxes
  and insurance                                         3,256       2,100
 Other liabilities                                      5,512       3,294
                                                      -------     -------
            Total liabilities                         878,898     734,212
                                                      -------     -------
Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued (5,649,937 and
  6,260,317 shares outstanding, respectively)              66          66
 Additional paid-in capital                            65,305      64,461
 Retained earnings                                     37,305      33,131
 Unrealized gain (loss) on investment securities
 available for sale, net                                   71        (322)
  Less Treasury Stock, (939,680 shares and
   329,300 shares, respectively), at cost             (15,505)     (4,739)
  Less unallocated ESOP shares                         (3,929)     (3,929)
  Less unearned Stock-Based Incentive Plan             (1,507)     (2,313)
                                                      --------    --------
            Total stockholders' equity                 81,806      86,355
                                                      --------    --------
Total liabilities and stockholders' equity           $960,704    $820,567
                                                     ========    ========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, except per share amount)

                                 Three Months Ended        Nine Months Ended
                                 ------------------       ------------------
                                 9/30/97    9/30/96       9/30/97    9/30/96
                                 ------------------       ------------------

                                                  (Unaudited)

Interest and dividend income:
 Loans                          $ 15,111  $  12,159      $ 43,583  $  32,771
 Mortgage-backed securities        1,040      1,320         3,244      3,778
 Investment securities             1,391        604         3,782      1,546
                                 -------    -------       -------    -------
   Total interest and
      dividend income             17,542     14,083        50,609     38,095
                                 -------    -------       -------    -------
Interest expense:
 Deposit accounts                  4,970      3,896        13,904     11,854
 Borrowed funds                    4,630      4,041        13,735      8,704
                                 -------    -------       -------    -------
   Total interest expense          9,600      7,937        27,639     20,558
                                 -------    -------       -------    -------
Net interest and divided income    7,942      6,146        22,970     17,537
Provision for loan losses            395        390         1,275      1,126
                                 -------    -------       -------    -------
 Net interest and dividend
   income after provision          7,547      5,756        21,695     16,411
Non-interest income:
 Loan processing and servicing
   fees                              321        319           918        990
 Gain on sale of loans               341        137           723        511
 Deposit service fees                442        300         1,268        831
 Other                               199         83           570        332
                                 -------    -------       -------    -------
Total non-interest income          1,303        839         3,479      2,664
                                 -------    -------       -------    -------
Non-interest expense:
 Compensation and benefits         3,429      2,542        10,037      7,178
 Occupancy and equipment             769        599         2,311      1,854
 Federal deposit insurance
  premiums                            74        246           216        724
 SAIF Special Assessment               -      2,670             -      2,670
 Real estate operations              (76)       186        (1,186)       180
 Other                             1,441      1,107         4,220      3,593
                                 -------    -------       -------    -------
  Total non-interest expense       5,637      7,350        15,598     16,199
                                 -------    -------       -------    -------
Income (loss) before income taxes  3,213       (755)        9,576      2,876
Income tax expense (benefit)       1,512       (334)        4,256      1,150
                                 -------    -------       -------    -------
Net income (loss)               $  1,701   $   (421)        5,320      1,726
                                 =======    =======       =======    =======

Primary earnings (loss) per share  $0.31     ($0.07)        $0.95      $0.28
Fully diluted earnings
  (loss) per share                 $0.30     ($0.07)        $0.91      $0.28
Weighted average shares
  outstanding                  5,436,453  6,160,446     5,584,322  6,145,332
Common stock equivalents
  due to dilutive effect
  of stock options               258,641          -       258,641          -
Total weighted average
  shares outstanding           5,695,094  6,160,446     5,842,963  6,145,332

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                        (In Thousands)
                              Nine Months Ended September 30, 1997
                                          (Unaudited)
                                                                            Net
                                                                          unrealized                  Unearned
                                                                         gain(loss) on                 Stock-
                                        Additional                        investments  Unallocated     Based      Total
                                Common    paid-in   Retained  Treasury    available      ESOP       Incentive  stockholders'
                                stock     capital   earnings    Stock      for sale     shares         Plan       equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1996    $ 66      64,461     33,131     (4,739)       (322)       (3,929)      (2,313)      86,355

Net income                       - -         - -      1,914       - -          - -           - -        - -          1,914

Cash dividends declared and
 paid ($0.05 per share)          - -         - -       (313)      - -          - -           - -        - -           (313)

Common Stock repurchased
 (297,815 shares at an average
  price of $15.86 per share)     - -         - -        - -     (4,722)        - -           - -        - -         (4,722)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         351           351

Change in net unrealized loss on
  investments available for sale - -         - -        - -       - -          (37)          - -         - -           (37)
Appreciation in fair value of
  shares charged to expense
  for compensation plans         - -         207        - -       - -          - -           - -        - -            207
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at March 31, 1997       $ 66      64,668     34,732     (9,461)       (359)        (3,929)     (1,962)      83,755
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Net income                       - -         - -      1,705       - -          - -           - -        - -          1,705

Cash dividends declared and
 paid ($0.07 per share)          - -         - -       (417)      - -          - -           - -        - -           (417)

Common Stock repurchased
 (15,200 shares at an average
  price of $15.18 per share)     - -         - -        - -      (230)         - -           - -        - -           (230)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         252           252

Change in net unrealized gain
 (loss) on investments available
 for sale                        - -         - -        - -       - -          378           - -         - -           378
Appreciation in fair value of
  shares charged to expense
  for compensation plans         - -         300        - -       - -          - -           - -        - -            300
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at June 30, 1997        $ 66      64,968     36,020     (9,691)         19         (3,929)     (1,710)      85,743
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Net income                       - -         - -      1,701       - -          - -           - -        - -          1,701

Cash dividends declared and
 paid ($0.07 per share)          - -         - -       (416)      - -          - -           - -        - -           (416)

Common Stock repurchased
 (297,365 shares at an average
  price of $19.50 per share)     - -         - -        - -     (5,814)        - -           - -        - -         (5,814)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         203           203

Change in net unrealized gain
  (loss)on investments available
  for sale                       - -         - -        - -       - -           52           - -         - -            52

Appreciation in fair value of
  shares charged to expense
  for compensation plans         - -         337        - -       - -          - -           - -         - -           337
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at September 30, 1997   $ 66      65,305     37,305     (15,505)        71         (3,929)     (1,507)      81,806
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                  For the Nine Months Ended
                                                       September 30,
                                                    1997          1996
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    5,320    $    1,726
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                  843           595
      Earned SIP shares                                806           625
      Appreciation in fair value of shares
        for compensation plans                         844           160
      Provision for loan losses                      1,275         1,126
      Loans originated for sale                    (88,431)     (124,583)
      Proceeds from sale of loans                   76,125       129,072
      Provision for valuation allowance
       for real estate owned                            57            72
      Gain on sale of real estate held
       for development                                (898)            -
      Gain on sale of real estate
       acquired through foreclosure                   (539)          (52)
      Gain on sale of loans                           (723)         (511)
      Gain on sale of investment securities             (7)            -
      Increase in accrued interest receivable         (325)         (688)
      Decrease (increase) in prepaid expenses
       and other assets, net                         3,692        (1,442)
      Increase (decrease) in accrued expenses
       and other liabilities, net                     (140)        4,065
                                                   --------       -------
          Net cash provided by (used in)
           operating activities                     (2,101)       10,165
                                                   -------       -------

Cash flows from investing activities:
  Net cash of acquired institution (note 4)         11,908             -
  Proceeds from sale of investment
   securities available for sale                     9,008             -
  Proceeds from sale of mortgage-backed
   securities available for sale                     1,084        11,282
  Proceeds from maturities of investment
   securities held to maturity                       5,850         5,742
  Proceeds from maturities of investment
   securities available for sale                     4,000             -
  Purchase of investment securities
   available for sale                              (13,013)          (46)
  Purchase of mortgage-backed
   securities available for sale                         -       (14,157)
  Purchase of investment securities
   held to maturity                                 (4,900)      (24,529)
  Principal payments on mortgage-backed
   securities available for sale                     2,560         2,205
  Principal payments on investment
   securities held to maturity                           -            59
  Principal payments on mortgage-
   backed securities held to maturity                3,478         4,616
  Increase in loans, net                           (21,669)     (149,646)
  Purchases of Premises and equipment                 (676)         (472)
  Proceeds from sale of real estate owned            3,283         1,926
  Additional investment in real estate owned            (2)          (61)
  Proceeds from sale of real estate held for
   development                                       2,102             -
  Purchase of FHLB stock                                 -        (5,509)
                                                    -------       -------
       Net cash provided by (used in)
         investing activities                        3,013      (168,590)
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                  For the Nine Months Ended
                                                       September 30,
                                                    1997            1996
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase (decrease) in deposit accounts         16,324        (1,511)
    Repayments of securities sold under
     agreements to repurchase                      (33,685)            -
    Proceeds from securities sold under
     agreement to repurchase                        38,651         2,973
    Repayments of Federal Home Loan
     Bank advances                                (241,200)     (393,314)
    Proceeds from Federal Home Loan
     Bank advances                                 236,200       545,047
    Cash dividends paid                             (1,146)         (659)
    Common stock repurchased                       (10,766)            -
    Decrease in advance payments by
     borrowers for taxes and insurance                 807           736
    Purchase of stock for Stock-Based
     Incentive Plan                                      -        (3,230)
                                                   --------       -------

         Net cash provided by
            financing activities                     5,185       150,042
                                                   -------       -------

         Net increase (decrease)
          in cash and cash equivalents               6,097        (8,383)


Cash and cash equivalents at January 1              18,278        21,225
                                                   -------       -------

Cash and cash equivalents at September 30       $   24,375    $   12,842
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the nine months for:

       Interest                                 $   27,144     $  19,825
                                                   =======       =======

       Taxes                                    $    4,097     $   1,714
                                                   =======       =======

Supplemental schedule of non-cash
 investing activities:
       Transfers of mortgage
        loans to real estate owned             $       401     $   3,806
                                                   =======       =======
See accompanying condensed notes to consolidated financial statements.
                                      6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS") and BF Funding Corporation as of September 30, 1997 and December 31, 1996 and for the three- and nine-month periods ended September 30, 1997 and 1996, and the accounts of its wholly-owned subsidiary, Broadway National Bank ("BNB") effective at close of business February 7, 1997 through September 30, 1997. Broadway Capital Corporation, the former holding company of Broadway National Bank, was merged into BostonFed effective May 28, 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     Also in February, 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be effective for 1997 financial statements. The corporation's disclosures currently comply with the provisions of this statement. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain incom e statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 annual financial statements.

NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

     At September 30, 1997, the Company had commitments of $36.6 million to originate mortgage loans and $3.2 million to purchase loans from correspondent lenders. Of these $39.8 million commitments, $28.9 million were adjustable rate mortgage loans at rates ranging from 6.00% to 10.00% and $10.9 million were fixed rate mortgage loans with interest rates ranging from 6.50% to 9.50%. The Company also had commitments to sell $24.0 million of mortgage loans.

     At September 30, 1997, the Company was servicing first mortgage loans of approximately $550.4 million, which are either partially or wholly-owned by others.

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


NOTE 4:  ACQUISITIONS (Unaudited)

     On February 7, 1997 the Company acquired BNB, headquartered in Chelsea, Massachusetts. The purchase price was $22 million and was accounted for using the purchase method of accounting. The results of operations include the effect of the purchase for the 235 day period beginning February 8, 1997. In connection with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

                                                 February 7, 1997
                                                 ----------------
                                                  (in thousands)
Assets acquired:
      Cash and cash equivalents                    $   5,758
      Fed Funds                                       28,150
      Investments available for sale                  35,352
      Investment securities                            4,646
      Loans, net                                      66,093
      Premises and equipment                           1,972
      Other assets                                     4,192
                                                   ---------
        Total assets acquired                        146,163

Liabilities assumed:
      Deposits                                       125,022
      Borrowed funds                                       -
      Other liabilities                                2,318
                                                    --------
        Total liabilities assumed                    127,340
                                                    --------
        Assets in excess of liabilities               18,823

        Cash paid to Broadway shareholders            22,000
                                                    --------
        Goodwill                                    $  3,177
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

                                    Three Months Ended       Nine Months Ended
                                    ------------------       ------------------
                                    9/30/97    9/30/96       9/30/97    9/30/96
                                    ------------------       ------------------
                                      (In thousands except per share amounts)
Total interest and dividend
 income and total
 non-interest income             $ 18,845     $ 17,171      $ 55,029   $ 47,556
Net income                       $  1,701     $    (94)     $  5,471   $  2,930
Net income per share               $ 0.30       $(0.02)       $ 0.94     $ 0.48

                                                BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the quarter ended September 30:                              1997                                       1996
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  91,999      $ 1,391      6.05%         $  38,890       $   604       6.21%
 Loan, net and mortgage loans held for sale (2)   772,189       15,111      7.83%           646,869        12,159       7.52%
 Mortgage-backed securities (3)                    60,994        1,040      6.82%            77,097         1,320       6.85%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  925,182       17,542      7.58%           762,856        14,083       7.38%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       39,850                                    28,946
                                               ----------                                  ---------
   Total assets                                 $ 965,032                                 $ 791,802
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  63,264          462      2.92%         $  45,919           292       2.54%
 Savings accounts                                 119,765          728      2.43%            90,893           559       2.46%
 NOW accounts                                      99,678          268      1.08%            67,098           210       1.25%
 Certificate accounts                             243,138        3,512      5.78%           199,246         2,835       5.69%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          525,845        4,970      3.78%           403,156         3,896       3.87%
 Borrowed Funds (4)                               303,101        4,630      6.11%           276,603         4,041       5.84%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             828,946        9,600      4.63%           679,759         7,937       4.67%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  50,103                                    20,819
                                                ----------                                 ---------
   Total liabilities                              879,049                                   700,578
                                                ----------                                 ---------
 Stockholders' equity                              85,983                                    91,224
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                        $ 965,032                                 $ 791,802
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 7,942      2.95%                         $ 6,146       2.71%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.43%                                       3.22%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.61%                                   112.22%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 6.08% and 5.83% for the three months ended September 30, 1997 and September 30, 1996, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                       9

                                                BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the nine months ended September 30:                          1997                                       1996
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  84,068      $ 3,782      6.00%         $  34,135       $ 1,546       6.04%
 Loan, net and mortgage loans held for sale (2)   750,769       43,583      7.74%           581,295        32,771       7.51%
 Mortgage-backed securities (3)                    63,426        3,244      6.82%            73,759         3,778       6.83%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  898,263       50,609      7.51%           689,189        38,095       7.37%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       39,733                                    27,598
                                               ----------                                  ---------
   Total assets                                 $ 937,996                                 $ 716,787
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  61,422        1,354      2.94%         $  46,926         1,004       2.85%
 Savings accounts                                 116,078        2,142      2.46%            91,416         1,703       2.48%
 NOW accounts                                      94,933          786      1.10%            65,625           668       1.36%
 Certificate accounts                             227,561        9,622      5.64%           200,316         8,479       5.64%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          499,994       13,904      3.71%           404,283        11,854       3.91%
 Borrowed Funds (4)                               306,543       13,735      5.97%           199,984         8,704       5.80%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             806,537       27,639      4.57%           604,267        20,558       4.54%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  44,816                                    20,453
                                                ----------                                 ---------
   Total liabilities                              851,353                                   624,720
                                                ----------                                 ---------
 Stockholders' equity                              86,643                                    92,067
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                        $ 937,996                                 $ 716,787
                                                ==========                                 =========
 Net interest rate spread (5)                                  $22,970      2.94%                         $17,537       2.83%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.41%                                       3.39%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.37%                                   114.05%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.96% and 5.76% for the three months ended September 30, 1997 and September 30, 1996, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL POSITION
                              AND RESULTS OF OPERATIONS


A.  GENERAL

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered community savings bank and Broadway National Bank, a nationally chartered commercial bank. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans. Since the acquisition was consummated during the first quarter, the financial statements of the Company and the following discussion regarding the Company's financial condition at September 30, 1997 and the results of operations for the three- and nine-months ended September 30, 1997 includes information and data of BNB from February 8, 1997 through September 30, 1997. The financial statements of the Company at December 31, 1996 and the results of operations for the three- and nine-months ended September 30, 1996 do not include information and data related to BNB.

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management believes that the expense and related potential effect on the Company's earnings of the year 2000 compliance will not be material.

B.  FINANCIAL POSITION

     Total assets at September 30, 1997 were $960.7 million, compared to $820.6 million at December 31, 1996, an increase of $140.1 million or 17.1%. Asset growth was primarily attributable to the acquisition of BNB which was recorded using the purchase method of accounting. The major components of asset growth included investment securities available for sale which increased to $36.7 million at September 30, 1997 from $1.1 million at December 31, 1996 due primarily to the addition of BNB's investment portfolio. Loans, net of allowance for loan losses increased by $86.1 million, or 12.7%, from a balance of $676.7 million at December 31, 1996 to $762.8 million at September 30, 1997, also primarily due to the acquisition of BNB's portfolio and growth in BFS's adjustable-rate loan portfolio. Excluding BNB's portfolio acquired on February 7, 1997, loans, net of allowance for loan losses increased by $20.0 million, due mostly to increased originations of adjustable-rate mortgages. Mortgage loans held for sale increased from $4.0 million at year-end 1996 to $17.0 million at September 30, 1997 due to increased accumulation of mortgage loans held for sale during the current quarter. Deposit accounts increased by $141.4 million from a balance of $428.8 million at December 31, 1996 to a balance of $570.2 million at September 30, 1997. Of the increase, $104.5 million is attributable to the acquisition of BNB while the balance represents growth in BNB's since the acquisition, and growth in BFS' deposit balances, $35.0 million of which was obtained from wholesale CD markets. BFS obtained the brokered CDs for terms of approximately three years. Federal Home Loan Bank advances were reduced by $5.0 million, to a balance of $291.5 million at September 30, 1997 from a balance of $296.5 million at December 31, 1996. This reduction was offset by an increase in other borrowed money (repurchase agreements) which amounted to $8.5 million at September 30, 1997, compared to $3.5 million at December 31, 1996.

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

     At September 30, 1997, the Company's one year gap was a positive 6.8% of total assets, compared to a positive 5.3% of total assets at December 31, 1996. The change in the gap was caused by the addition of BNB which, like most commercial banks, has a larger portion of its assets, compared to liabilities, repricing in the one year horizon.

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


D.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. However, BFS has maintained in excess of the required minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 5%. At September 30, 1997 and December 31, 1996 BFS's liquidity ratio was 6.0% and 8.0% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances.

     The Company's most liquid assets are cash, daily federal funds sold, Federal Home Loan Bank overnight deposits, short-term investments and loans and investments and mortgage-backed securities available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1997, BFS' cash, short-term investments and loans and investment securities available for sale totaled $47.7 million or 5.8% of BFS's total assets. Additional investments were available which qualified for BFS's regulatory liquidity requirements. Under OCC regulations, BNB does not have specific liquidity requirements, but must maintain a reasonable and prudent level in order to operate in a safe and sound manner.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1997, BFS had $291.5 million in advances outstanding from the FHLB. The Company also borrowed $8.5 million through repurchase agreements. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and repurchase agreements to supplement cash flow needs.

     At September 30, 1997, the Company had commitments to originate loans and unused outstanding lines of credit totalling $95.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1997, totalled $139.8 million.

     At September 30, 1997, the consolidated stockholders' equity to total assets ratio was 8.5%. As of September 30, 1997, the Company, BFS and BNB exceeded all of their regulatory capital requirements. BFS's tangible, core and risk-based capital ratios were 5.8%, 5.8% and 11.6%, respectively. BNB's tier 1 leverage and risk-based capital ratios were 6.8% and 16.4% respectively, total risk-based capital was 17.6%. Additionally, BFS' retained earnings at September 30, 1997 includes approximately $13.2 million of tax bad debt reserves for which no federal income tax liability has been recognized. Under the Small Business Job Protection Act of 1996 (the "1996 Act") if BFS makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from BFS's unrecaptured tax bad debt reserves. Non-dividend distributions include distributions in excess of BFS' current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of BFS's current or accumulated earnings and profits are not included in BFS's income.

E.  COMPARISON OF THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

   General

     Earnings for the quarter ended September 30, 1997 were $1.7 million, or $.31 per Share,on a primary basis and $.30 per share on a fully diluted basis, compared to a loss of $421,000, or $.07 per share for the comparable quarter of 1996. The third quarter of 1996 was adversely impacted by the one time $2.7 million (approximately $1.6 million after tax) special assessment for the recapitalization of the SAIF. For the nine-months ended September 30, 1997, earnings amounted to $5.3 million, or $.95 and $.91 per share on a primary and fully diluted basis, respectively, compared to $1.7 million, or $.28 per share with no earnings per share dilution for the comparable period in 1996. Real estate operations income of $1.2 million (before income taxes), contributed to the increased earnings for the nine months ended September 30, 1997, compared to an expense of $180,000 (before income taxes) during the comparable period last year. The real estate operations income resulted primarily from the sale of a land sub-division owned by a subsidiary of BFS during the first quarter of 1997 and improved prices received on the sale of real estate owned properties. The improved earnings increased the return on average assets to .76% during the nine-months ended September 30, 1997 compared to a return on average assets of
 .32% for the comparable period last year which was impacted by the SAIF recapitalization. The return on average stockholders' equity increased to 8.18% during the nine-months ended September 30, 1997, compared to 2.50% for the nine-months ended September 30, 1996. Comments regarding the components of net income are detailed in the following paragraphs. A majority of the balance increases in interest-earning assets was the result of the Company's acquisition of BNB, effective the close of business on February 7, 1997.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended September 30, 1997 increased by $3.5 million, or 24.8%, to $17.5 million, compared to the quarter ended September 30, 1996. The increase in interest income was primarily attributable to a $162.3 million increase in average interest-earning assets and a 20 basis point increase in the average yield. The average yield on interest-earning assets increased to 7.58% for the three months ended September 30, 1997 from 7.38% for the three months ended September 30, 1996. For the nine months ended September 30, 1997, total interest income was $50.6 million, compared to $38.1 million for the same period in 1996. The major reason for the increase was also the increased average balances which were $898.3 million during the nine months ended September 30, 1997, compared to $689.2 million during the comparable period in 1996. Average yields also increased by 14 basis points during the nine months ended September 30, 1997 compared to the same period of 1996.

     Interest income on loans, net, for the quarter ended September 30, 1997 increased by $3.0 million, or 24.6%, to $15.1 million compared to $12.2 million for the same quarter in 1996. On a year to date basis, interest income on loans, net, increased $10.8 million to $43.6 million from the $32.8 million earned during the year to date period ended September 30, 1996. The increase in interest income from loans, net, for the quarter and nine months ended September 30, 1997, compared to the same periods last year, was primarily attributable to increases in average balances of $125.3 million and $169.5 million, respectively. Additionally, the average yield on loans, net increased by 31 basis points to 7.83% during the quarter ended September 30, 1997, compared to 7.52% during the quarter ended September 30, 1996. On a year to date basis, the yield on loans, net, increased from 7.51% for the nine months ended September 30, 1996, to 7.74% during the current year period. Interest on mortgage-backed securities for the quarter ended September 30, 1997 decreased by $280,000 to $1.0 million, compared to $1.3 million for the same quarter in 1996. This decrease in income was due primarily to the $16.1 million lower average balance during the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996. Additionally, the average yield declined by three basis points to an average of 6.82% during the quarter ended September 30, 1997, compared to the same quarter last year. On a year to date basis, interest on mortgage-backed securities was $3.2 million, compared to last year's comparable period total of $3.8 million. Average yields declined only one basis point during the nine months ended September 30, 1997, compared to the same period last year. Interest income from investment securities was $1.4 million during the third quarter of 1997, compared to $604,000 for the comparable quarter in 1996. The average yield on investment securities declined by 16 basis points due to BNB's portfolio which is comprised mostly of lower yielding U.S. Treasury securities. The average balance increased by $53.1 million to an average of $92.0 million during the three-months ending September 30, 1997. On a year to date basis, interest income from investment securities was $3.8 million, compared to $1.5 million for the nine months ended September 30, 1996. The average balance of investment securities was $84.1 million for the nine months ended September 30, 1997, compared to $34.1 million for the comparable period last year.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended September 30, 1997 increased by $1.7 million or 21.5%, to $9.6 million compared to the quarter ended September 30, 1996. The increase in interest expense for the quarter ended September 30, 1997 was due primarily to an increase of $149.2 million in the average balance of interest-bearing liabilities which averaged $828.9 million during the quarter, compared to an average balance of $679.8 million during the quarter ended September 30, 1996. A 4 basis point decrease in the average cost of interest-bearing liabilities partially offset the increase in interest expense resulting from higher average balances during the third quarter of 1997, compared to the quarter ended September 30, 1996. The average cost of interest-bearing liabilities decreased to 4.63% during the quarter ended September 30, 1997, compared to 4.67% for last year's comparable quarter. On a year to date basis, interest expense on interest-bearing liabilities totaled $27.6 million, compared to last year's to date total of $20.6 million, a 30.0% increase. The increase was primarily caused by the effect of higher average balances of $806.5 million during the nine months ended September 30, 1997 compared to average balances of $604.3 million during the nine months ended September 30, 1996. The three basis point increase in the cost of interest-bearing liabilities during the current year to date period also contributed to the higher interest expense.

     Interest expense on deposit accounts was $5.0 million for the quarter ended September 30, 1997, an increase of $1.1 million from the $3.9 million for the quarter ended September 30, 1996. The increase in the expense was due to higher average deposit account balances of $122.7 million, offset by a decrease of 9 basis points in the average cost of funds during the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996. The average balance of deposit accounts increased from $403.2 million for the quarter ending September 30, 1996 to an average balance of $525.8 million for the quarter ending September 30, 1997, mostly due to the acquisition of BNB and the acquisition of $35 million of wholesale brokered certificates of deposit for terms of three years. Interest expense on borrowed funds increased from $4.0 million for the quarter ended September 30, 1996 to $4.6 million for the current quarter. The average cost of borrowed funds increased from 5.84% during the quarter ended September 30, 1996 to an average of 6.11% during the current quarter. The average balances increased from $276.6 million during the third quarter of 1996 to an average balance of $303.1 million during the third quarter of 1997.

Net Interest Income

     Net interest income increased by $1.8 million during the third quarter of 1997, compared to the same quarter last year, due primarily to asset growth by BFS and the acquisition of BNB. The net interest rate spread of 2.95% for the quarter ended September 30, 1997 was 24 basis points higher than the 2.71% for the comparable quarter last year. The primary reasons for the improvement in the net interest rate spread are the addition of BNB, as most commercial banks typically earn a wider spread and an improvement in BFS' net interest rate spread. The net interest margin was similarly impacted and improved from 3.22% for the quarter ended September 30, 1996 to 3.43% for the third quarter of 1997. On a year to date basis the net interest rate spread improved by 11 basis points. The net interest margin improved from 3.39% for the nine months ended September 30, 1996 to 3.41% for the nine months ended September 30, 1997 due primarily to the utilization of capital to repurchase the Company's stock.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $395,000 for the quarter ended September 30, 1997, compared to the $390,000 loan loss provision for the comparable quarter last year. On a year to date basis through September 30, 1997, the provision for loan losses amounted to $1.3 million, compared to $1.1 million for the comparable period last year. The allowance for loan losses has increased from $4.4 million at December 31, 1996 to $6.0 million at September 30, 1997, after consolidation of BNB's allowance for loan losses of $605,000 at the time of acquisition and the year to date provision, net of charge-offs and recoveries.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At September 30, 1997, the Company classified $5.5 million of loans ($4.2 million of BFS and $1.3 million of BNB) as sub-standard compared to $3.8 million (BFS only) at December 31, 1996. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at September 30, 1997 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at September 30, 1997 was $6.0 million, which represented 647.3% of non-performing loans or .76% of total loans, compared to $4.4 million at December 31, 1996, or 293.0% of non-performing loans and .64% of total loans.

     Non-performing loans at September 30, 1997 amounted to $927,000 or .12% of total loans, compared to $1.5 million, or .22% of total loans, at December 31, 1996.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $137,000 and $110,000 for the nine-month periods ended September 30, 1997 and 1996, respectively. The amount of interest income that was recorded on these loans was $36,000 and $41,000 for the nine-month periods ended September 30, 1997 and 1996, respectively.

     At September 30, 1997, loans characterized as impaired, (which include all non-performing loans and some other sub-standard assets), pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $3.7 million. All of the impaired loans have been measured using the fair value of the collateral method. During the nine-months ended September 30, 1997, the average recorded value of impaired loans was $4.3 million, $214,000 interest income was recognized and $317,000 of interest income would have been recognized under the loans' original terms.

     At September 30, 1997, the Company had $270,000 in real estate owned compared to $2.7 million at December 31, 1996. Further, at September 30, 1997 the Company also had restructured real estate loans amounting to $2.3 million for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the third quarter of 1997 increased by $464,000, or 55.3%, to $1.3 million from $839,000 for the three months ended September 30, 1996 due to a $258,000 increase in other non-interest income (primarily transaction account fees) and a $204,000 increase in gains on the sale of loans resulting from favorable market conditions.

     On a year to date basis, total non-interest income amounted to $3.5 million for the nine-months ended September 30, 1997, compared to $2.7 million for the nine-months ended September 30, 1996. The increase in total non-interest income during the current period was also due to higher transaction account fees, which include BNB's fees and improved gains on the sale of loans.

Non-Interest Expense

     Total non-interest expense was $5.6 million for the quarter ended September 30, 1997 compared to $7.4 million for the comparable quarter in 1996. Compensation and benefits increased by $887,000 from $2.5 million for the quarter ended September 30, 1996 to $3.4 million for the quarter ended September 30, 1997. The major reasons for this increase were due to the addition of BNB's compensation and benefits expense amounting to $602,000 and increased expenses for the Company's ESOP and Short Term Incentive Plan ("STIP"), which increased by $328,000 and 113,000, respectively. The increased expenses for the ESOP was due to increases in the market value of the Company's stock. Such increases are credited to Additional Paid in Capital in accordance with generally accepted accounting principles. Occupancy and equipment expense increased to $769,000 during the quarter ended September 30, 1997, compared to $599,000 in the prior year's quarter due to the inclusion of BNB's expenses. Federal deposit insurance declined from $246,000 during the quarter ended September 30, 1996 to $74,000 during the current quarter due to lower premiums on deposits resulting from the SAIF Recapitalization. On a year to date basis, total non-interest expense was $15.6 million, compared to last year to date total of $16.2 million. Compensation and benefits increased to $10.0 million for the nine months ended September 30, 1997, compared to $7.2 million for the comparable period last year. As with the current quarter, the year to date was similarly impacted by the inclusion of $1.5 million of compensation and benefits of BNB since February 8, 1997 and increased expenses for the ESOP, and STIP. Federal deposit insurance premiums declined by $508,000 during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996 also due to lower insurance premiums resulting from the SAIF recapitalization in the third quarter of 1996. Real estate operations provided $1.2 million of income during the current year to date period, compared to and expense of $180,000 during the comparable period last year. The current year to date real estate operations income resulted primarily from the sale of a land sub-division owned by a subsidiary of BFS as well as recoveries on the sale of real estate owned. Occupancy and equipment and other non-interest expenses were higher during the current quarter and year to date periods, compared to the prior year's periods due primarily to the inclusion of such expenses from BNB from February 8, 1997 through September 30, 1997.

Income Tax Expense

     Income tax expense for the quarter ended September 30, 1997 amounted to $1.5 million compared to an income tax benefit of $334,000 for the same quarter last year. The increase was due almost entirely to increased income before tax. The effective income tax rate was 47% for the quarter ended September 30, 1997, compared to an effective benefit rate of 44% for the quarter ended September 30, 1996. The primary reasons for the high effective rate during the current quarter were the goodwill amortization and a greater appreciation in the market value of shares contributed to the ESOP, neither of which were tax deductible. The tax benefit for the quarter ended September 30, 1996 was the result of operating losses caused by the recapitalization of the SAIF. On a year to date basis, income tax expense was $4.3 million, for an effective rate of 44%, compared to $1.2 million for an effective rate of 40% for nine months ended September 30, 1996. As with the current quarter, the reasons for the increased tax expense and effective tax rate during the nine months ending September 30, 1997 were primarily higher income before income tax and the non-deductibility of both the goodwill amortization and appreciation in the market value of shares contributed to the ESOP.


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

       None

Item 5.  Other Information

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Certificate of Incorporation*
          3.2  Bylaws*
          27   Financial Data Schedule**


* Incorporated herein to the Company's Registration Statement on form S-1 originally filed on July 21, 1995

**This schedule contains summary financial information extracted from Form 10-Q and is qualified in its entirety by reference to such financial statements.

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  November 14, 1997                            By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  November 14, 1997                             By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                 Chief Financial Officer
                                                  and Corporate Secretary