Form 10-K
period 1997-12-31
BOSTONFED BANCORP INC
filed 1998-03-31
CIK 948515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                   Annual report pursuant to Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

                          Commission File No.: 1-13936

                             BOSTONFED BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         52-1940834
   (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


         17 NEW ENGLAND EXECUTIVE PARK, BURLINGTON, MASSACHUSETTS 01803
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (781) 273-0300
           Securities registered pursuant to Section 12(b) of the Act:
                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of class)
        Securities registered pursuant to Section 12(g) of the Act: None

                           THE AMERICAN STOCK EXCHANGE
                     (Name of exchange on which registered)

         The registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes    X    No       .
            --------   -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ---------

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $104.8 million and is based upon the last sales price as quoted on the American Stock Exchange for March 6, 1998.

         The number of shares of Common Stock outstanding as of March 6, 1998 is 5,492,637.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

         PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.


                                      INDEX
PART I                                                                  PAGE
                                                                        ----
         Item 1.  Business.............................................   3

         Item 2.  Properties...........................................  41

         Item 3.  Legal Proceedings....................................  41

         Item 4.  Submission of Matters to a Vote Security Holders.....  41

PART II

         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholders Matters.................................  42

         Item 6.  Selected Financial Data..............................  42

         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................  42

         Item 7A. Quantitative and Qualitative Disclosure About
                  Market Risks.........................................  42

         Item 8.  Financial Statements and Supplementary Data .........  42

         Item 9.  Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure..................  42

PART III

         Item 10. Directors and Executive Officers of the Registrant...  42

         Item 11. Executive Compensation...............................  43

         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management.......................................  43

         Item 13. Certain Relationships and Related Transactions.......  43

PART IV

         Item 14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K..................................  43

SIGNATURES        .....................................................  45

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     BostonFed Bancorp, Inc. (also referred to as the "Company" or "Registrant") was incorporated under Delaware law on July 11, 1995, and subsequently became the holding company for Boston Federal Savings Bank ("BFS"). On October 24, 1995, BFS completed its conversion from a mutual savings bank to a stock form of ownership, while simultaneously, the Company issued 6,589,617 shares of common stock utilizing a portion of the proceeds to acquire all of the stock of BFS. On February 7, 1997, the Company acquired Broadway National Bank ("BNB"), using the purchase method of accounting, at a cost of approximately $22 million.

     The Company's business is conducted primarily through its ownership of BFS and BNB (collectively, the "Banks"). BFS's administrative branch office is located in Burlington, Massachusetts and its seven other branch offices are located in Arlington, Bedford, Billerica, Boston, Lexington, Peabody and Wellesley, all of which are in the greater Boston metropolitan area. As the result of its acquisition of BNB, the Company added two banking offices (Chelsea and Revere) to its franchise in the greater Boston metropolitan area. As a result of the acquisition of BNB, a nationally chartered commercial bank, the Company became a multi-bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Prior to its acquisition of BNB, the Company was a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS") and, as a result, was not subject to any significant restrictions on the types of business activities in which it could engage. As a bank holding company, the Company is subject to certain restrictions and requirements imposed by the FRB on the activities in which the Company may engage and the assets in which the Company may invest. The Company also remains subject to regulations of the Office of Thrift Supervision ("OTS") for the first three years following the initial public offering. See "Regulation and Supervision Holding Company Regulation." Since the acquisition of BNB was consummated at the close of business on February 7, 1997, the financial statements of the Company and the following discussion regarding the Company's financial condition and results of operations at and for the years ended December 31, 1997, include information and data related to BNB only from February 8, 1997 to December 31, 1997.

     The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans. To a lesser extent, the Company invests in commercial real estate, construction and land, multi-family mortgage, equity lines of credit and consumer loans. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are retail deposits, wholesale brokered deposits, principal and interest payments on loans, investments and mortgage-backed securities, Federal Home Loan Bank-Boston ("FHLB") advances, repurchase agreements and proceeds from the sale of loans.

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

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Company's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At December 31, 1997, the Company had total loans outstanding, including mortgage loans held for sale, of $815.3 million, of which $702.1 million were one- to four-family, residential mortgage loans, or 86.1% of the Company's total loans. At such date, the remainder of the loan portfolio consisted of: $18.9 million of multi-family residential loans, or 2.3% of total loans; $36.4 million of commercial real estate loans, or 4.5% of total loans; $20.5 million of construction and land loans, or 2.5% of total loans; and other loans, primarily home equity lines of credit, of $37.5 million or 4.6% of total loans. The Company had $9.8 million of mortgage loans held for sale at December 31, 1997 consisting of one- to four-family fixed and variable-rate mortgage loans. At that same date, 75.9% of the Company's mortgage loans had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index.

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


                                                                   AT DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------------------
                                           1997                     1996                      1995                       1994
------------------------------------------------------------------------------------------------------------------------------------

                                              PERCENT                   PERCENT                  PERCENT                    PERCENT
                                    AMOUNT    OF TOTAL      AMOUNT      OF TOTAL    AMOUNT       OF TOTAL      AMOUNT      OF TOTAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------

Mortgage Loans:
  Residential:
    One- to four-family (1)....     $702,102     86.11%     $607,792      88.00%    $447,033      85.44%    $427,716        84.77%
    Multi-family...............       18,874      2.32        21,381       3.10       27,986       5.35       29,212         5.79
  Commercial real estate.......       36,400      4.46        28,136       4.07       26,412       5.05       28,714         5.69
  Construction and land........       20,497      2.51        12,532       1.81        3,435        .66        3,450         0.68
Other loans2...................       37,465      4.60        20,850       3.02       18,343       3.50       15,504         3.07
                                    --------    ------       -------     ------     --------     ------      -------       ------
      Total loans..............      815,338    100.00%      690,691     100.00%     523,209     100.00%     504,596       100.00%
                                                ======                   ======                  ======                    ======
Less:
  Allowance for loan losses....       (6,600)                 (4,400)                 (4,275)                 (3,700)
  Construction loans in
    process....................       (8,527)                 (6,936)                   (805)                 (1,076)
  Net unearned discount on
    loans purchased............         (114)                   (163)                   (262)                   (525)
  Deferred loan origination
    (fees) costs...............        1,448                   1,448                     560                      96
                                    --------                --------                --------                --------
    Loans, net and mortgage
      loans held for sale......     $801,545                $680,640                $518,427                $499,389
                                    ========                ========                ========                ========
---------------
                                              1993
------------------------------------------------------------
                                                   PERCENT
                                       AMOUNT      OF TOTAL
------------------------------------------------------------
                                      (DOLLARS IN THOUSANDS)
------------------------------------------------------------

Mortgage Loans:
  Residential:
    One- to four-family1.......        $340,584      81.57%
    Multi-family...............          30,418       7.28
  Commercial real estate.......          24,548       5.88
  Construction and land........           4,704       1.13
Other loans2...................          17,276       4.14
                                        -------     ------
      Total loans..............         417,530     100.00%
                                                    ======
Less:
  Allowance for loan losses....          (4,450)
  Construction loans in                  (1,175)
    process....................
  Net unearned discount on                 (489)
    loans purchased............
  Deferred loan origination                 150
    (fees) costs...............         -------
    Loans, net and mortgage            $411,566
       loans held for sale.....        ========

-----------------------------------


1 Includes mortgage loans held for sale of $9.8 million, $4.0 million, $8.9 million, $316,000 and $25.9 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.
2 These loans primarily consist of one- to four-family lines of credit secured by mostly second mortgages which amounted to $28.1 million, $17.4 million, $14.9 million, $12.8 million and $12.0 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

     LOAN MATURITY. The following table shows the remaining contractual maturity of the Company's loans at December 31, 1997. There were $9.8 million of mortgage loans held for sale at December 31, 1997. The table does not include the effect of future principal prepayments. Principal prepayments on total loans were $167.2 million, $95.4 million and $57.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                                    At December 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                       ONE- TO
                                                        FOUR-        MULTI-      COMMERCIAL     CONSTRUCTION     OTHER      TOTAL
                                                       FAMILY        FAMILY      REAL ESTATE       AND LAND      LOANS      LOANS
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
Amounts due:
    One year or less...............................    $  1,991      $    61       $   997         $12,185      $ 2,707  $ 17,941
    After one year:
       More than one year to three years...........       9,582          327         1,092           7,761        5,315    24,077
       More than three years to five years.........      13,129          290           338              --        4,772    18,529
       More than five years to 10 years............      57,900        1,480           537              --       22,921    82,838
       More than 10 years to 20 years..............     108,605        4,820        13,593             111        1,338   128,467
       More than 20 years..........................     510,895       11,896        19,843             440          412   543,486
                                                       --------      -------       -------         -------      -------   -------
       Total due after one year....................     700,111       18,813        35,403           8,312       34,758   797,397
                                                       --------      -------       -------         -------      -------   -------
       Total amount due............................    $702,102      $18,874       $36,400         $20,497      $37,465   815,338
                                                       ========      =======       =======         =======      =======
          Less:
              Allowance for loan losses............                                                                        (6,600)
              Construction loans in process........                                                                        (8,527)
              Net unearned discount on loans
                     purchased ....................                                                                          (114)
              Deferred loan origination costs......                                                                         1,448
                                                                                                                         --------
       Loans, net, and mortgage loans held for sale                                                                       801,545
       Mortgage loans held for sale................                                                                        (9,817)
                                                                                                                         --------
       Loans, net..................................                                                                      $791,728
                                                                                                                         ========

     The following table sets forth at December 31, 1997 the dollar amount of loans contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.


                                           DUE AFTER DECEMBER 31, 1998
                                      ----------------------------------------
                                        FIXED       ADJUSTABLE         TOTAL
                                      ---------     ----------       ---------
                                                 (IN THOUSANDS)
Mortgage loans:
   Residential:
     One- to four-family...........    $169,923       $530,188       $700,111
     Multi-family..................       1,700         17,113         18,813
   Commercial real estate..........       2,089         33,314         35,403
   Construction and land...........         183          8,129          8,312
Other loans........................       4,574         30,184         34,758
                                       --------       --------       --------
       Total loans ................    $178,469       $618,928       $797,397
                                       ========       ========       ========


     ORIGINATION, SALE, SERVICING AND PURCHASE OF LOANS. The Company's mortgage lending activities are conducted primarily by its commissioned loan personnel, through its ten branch offices, and through wholesale brokers and other financial institutions approved by the Company. All loans originated by the Company, either through internal sources or through wholesale brokers or other correspondent financial institutions are underwritten by the Company pursuant to the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans. The Company's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future level of interest rates. While the Company has in the past, from time to time, sold adjustable-rate one- to four-family loans, it is currently the general policy of the Company to sell a substantial majority of the one- to four-family fixed-rate mortgage loans with maturities over ten years that it originates and to retain a substantial majority of adjustable-rate and fixed-rate loans with maturities of ten years or less of the one- to four-family mortgage loans which it originates. The Company retains the servicing of loans sold in most cases. At December 31, 1997, the Company serviced $549.4 million of loans for others. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. See "- Lending Activities - Loan Servicing." At December 31, 1997, the Company had $9.8 million of mortgage loans held for sale consisting of fixed and adjustable-rate one- to four-family loans. The Company has, in the past, from time to time, purchased loans or participations of loans, primarily one- to four-family mortgage loans, and had $7.3 million of purchased loans at December 31, 1997. With the exception of purchases of loans from correspondent financial institutions, which are underwritten pursuant to the Company's policies and closed in the name of the correspondent financial institution but immediately purchased by the Company for its mortgage banking activities, the Company currently does not purchase loans or participate in loans.

     The Company engages in certain hedging activities to facilitate the sale of its originated and purchased mortgage loans in an attempt to minimize interest rate risk from the time the loan commitments are made to the time until the loans are securitized or packaged and sold. The Company currently utilizes forward loan sale commitment contracts with Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), and other approved investors as its method of hedging loan sales in an attempt to protect the Company from fluctuations in market interest rates. Generally, the Company will enter into contracts to deliver loans or agency mortgage-backed securities to purchasers at a future date for a specified price while the Company simultaneously processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. As loans are closed and funded, they may also be pooled to create mortgage-backed securities which will be delivered to fulfill the forward commitment contracts. The amount of forward coverage of the "pipeline" of mortgages is set on a day-to-day basis by an operating officer, within policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage-origination activity. For the year ended December 31, 1997, the Company had $1.1 million in net gains attributable to the sale of loans. These gains were primarily the result of implementation of FASB 122, "Accounting for Mortgage Servicing Rights."

     The following table sets forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                          For the Year Ended December 31,
                                                        ------------------------------------
                                                          1997           1996         1995
                                                      ----------       --------    --------
                                                                   (In thousands)
Net loans:
Beginning balance.................................... $  676,670       $509,496    $499,073
    Loans originated:
       One- to four-family...........................    321,039        362,534     146,303
       Multi-family..................................        869          4,204         440
       Commercial real estate........................      7,294          5,942         906
       Construction and land.........................     16,870         11,638       5,728
       Other(1)......................................     34,055         16,124      11,356
                                                      ----------       --------    --------
       Total loans originated........................    380,127        400,442     164,733
    Loans purchased2.................................     17,013         46,208       6,356
    Loans from BNB acquisition.......................     66,093             --          --
                                                      ----------       --------    --------
           Total.....................................  1,139,903        956,146     670,162

Less:
    Principal repayments and other, net..............   (226,143)      (122,346)    (77,937)
    Loan charge-offs, net............................       (116)        (1,169)     (3,039)
    Sale of mortgage loans...........................   (111,566)      (148,025)    (69,426)
    Transfer of mortgage loans to real estate owned..       (533)        (3,966)     (1,333)
                                                      ----------       --------    --------
Loans, net and mortgage loans held for sale..........    801,545        680,640     518,427
    Mortgage loans held for sale.....................     (9,817)        (3,970)     (8,931)
                                                      ----------       --------    --------
Loans, net .......................................... $  791,728       $676,670    $509,496
                                                      ==========       ========    ========

---------------------------
1 Other loans primarily consist of one- to four-family lines of credit secured by mortgages. The amounts indicated primarily include new amounts drawn on such home-equity lines of credit during the periods presented.
2 Includes loans purchased from correspondent financial institutions which are underwritten pursuant to the Company's policies and closed in the name of the financial institution but immediately purchased by the Company for its mortgage banking activities.

     ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Company's primary market area, with maturities of up to thirty years. Substantially all of such loans are secured by property located in the

Company's primary market area. Loan originations are obtained at the Company's branch offices and from the Company's commissioned loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

     At December 31, 1997, the Company's total loans outstanding were $815.3 million, of which $702.1 million, or 86.1%, were one- to four-family residential mortgage loans, most of which were primarily owner-occupied properties. Of the one- to four-family residential mortgage loans outstanding at that date, 25.5% were fixed-rate loans, and 74.5% were adjustable-rate mortgage loans. The interest rates for the majority of the Company's adjustable-rate mortgage loans are indexed to the Constant Maturity Treasury Index (the "CMT Index"). The Company currently offers fixed-rate mortgage loans with amortization periods of five to thirty years. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually with amortization schedules of ten to thirty years. The Company's adjustable-rate mortgage loans are originated with interest rates which are fixed for an initial period of one, three, five or seven years and at the end of such period will adjust thereafter either annually or a greater period according to their terms. The Company's one- to four-family adjustable-rate loan products generally reprice based on a margin, currently 287 to 325 basis points, over the CMT Index for the Treasury security of a maturity which is comparable to the interest adjustment period for the loan. Generally, all of the Company's adjustable-rate mortgage loans provide for periodic (generally 2%) and overall caps (generally 6%) on the increase or decrease in interest rate at any adjustment date and over the life of the loan. Included in the Company's adjustable-rate mortgage loan portfolio is a type of adjustable-rate loan which was originated at an interest rate below the fully-indexed rate and which limits the adjustment of the interest rate to 1% annually and 6% over the life of the loan. The Company also offers a single-family loan product which has been popular with its customers consisting of a fixed-rate loan up to the conforming FNMA/FHLMC limit of $227,000 coupled with a second mortgage adjustable-rate loan for the amount of the loan in excess of the FNMA/FHLMC limit. After origination, the Company will typically sell the fixed-rate portion of the loan (to FNMA/FHLMC) and retain the adjustable-rate second mortgage portion of the loan for its portfolio. During 1997, the Company's retained portion of this loan product was $4.1 million, or 1.1% of total originations.

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

     MULTI-FAMILY MORTGAGE LENDING. The Company originates multi-family mortgage loans generally secured by 5 to 120 unit apartment buildings located in the Company's primary market area. The Company currently originates multi-family loans on a limited and selective basis. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of earnings before debt service to debt service); and the ratio of loan amount to appraised value. The Company generally requires a debt service ratio of 115% or greater. Pursuant to the Company's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 85% of the appraised value of the underlying property to a maximum amount of $4.0 million. However, generally loans are not granted which exceed 80% of the appraised value. Generally, all multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Company may not require a personal guarantee on such loans depending on the creditworthiness of the borrower and amount of the down payment.

     When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting guidelines require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Company's multi-family loan portfolio at December 31, 1997, totalled $18.9 million or 2.3% of total loans. The Company's largest multi-family loan at December 31, 1997, was a $3.4 million performing loan secured by a 118 unit apartment complex located in Malden, Massachusetts.

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

         COMMERCIAL REAL ESTATE LENDING. The Company originates commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Company's primary market area. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 85% of the appraised value of the property, or the Company's current loan limit which is $4.0 million. However, generally loans are not granted which exceed 80% of the appraised value. The Company currently originates commercial real estate loans with terms of up to thirty years the majority of which contain adjustable-rates and are indexed to the CMT Index. The Company's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Company may not require a personal guarantee on such loans depending on the creditworthiness of the borrowers and the amount of the down payment. The Company's commercial real estate loan portfolio at December 31, 1997 was $36.4 million, or 4.5% of total loans. The largest commercial real estate loan in the Company's portfolio at December 31, 1997 was a $2.8 million performing loan secured by an office building located in Watertown, Massachusetts.

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

     CONSTRUCTION AND LAND LENDING. The Company originates loans for the acquisition and development of property to licensed and experienced contractors in its primary market area. The Company's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. While the Company originates loans secured by raw land, the Company generally does not originate such loans unless the borrower has also secured financing with the Company for the construction of structures on the property. These loans are primarily adjustable-rate loans with maturities of less than two years. Construction and land mortgage loans are originated in amounts up to 75% of the lesser of the appraised value of the property, as improved, or sales price, unless such loan is for the construction of a residential property which cannot exceed an 80% loan to value ("LTV") ratio. Proceeds of such loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principal borrowers are required. However, personal guarantees may not be required on such loans depending on the creditworthiness of the borrower and amount of the down payment. The Company's current loan limit is $4.0 million. The Company's largest construction and land loan at December 31, 1997 was a performing loan with a $4.0 million revolving line of credit with a carrying balance of $2.0 million and secured by the remaining 60 lots in a 70 unit residential subdivision in Southborough, Massachusetts. At December 31, 1997, the Company had $20.5 million of construction and land loans which amounted to 2.5% of the Company's total loan portfolio. Working with experienced land developers in the local community, the Company will continue to expand this area of its lending business.

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

     OTHER LENDING. Other loans at December 31, 1997, amounting to $37.5 million or 4.6% of the Company's total loan portfolio, consisted primarily of home equity and improvement loans, and, to a significantly lesser extent, new and used automobile loans originated by the Company, personal loans, student loans, business loans and loans secured by savings accounts. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, personal property, savings accounts and automobiles. These loans are shorter term and generally contain higher interest rates than residential mortgage loans.

     Substantially all of the Company's home equity lines of credit are primarily secured by second mortgages on one- to two-family residences located in the Company's primary market area. At December 31, 1997, these loans totalled $28.1 million, or 3.4% of the Company's total loans and 74.9% of other loans. Generally, under the terms of the Company's home equity lines of credit, borrowers have the ability to draw on such lines and repay outstanding principal and interest on a monthly basis on a certain percentage of the outstanding principal over a period of up to ten years and, thereafter, the outstanding balance drawn on such lines is converted to an adjustable-rate loan with terms of up to ten years. The underwriting standards employed by the Company for these loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

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

     LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Such limits are included in a matrix with the corresponding level of authority requirements. At BFS, Board of Directors' approval is required on all one- to four-family loans in excess of $1.5 million and on all commercial real estate, multi-family and non-owner occupied construction loans in excess of $2.0 million. At BNB, a similar matrix has been established and Board of Directors' approval is required on all loans in excess of $400,000.

     Pursuant to OTS and Office of the Comptroller of the Currency ("OCC") regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 1997, the loans to one borrower limit was $8.3 million and $1.9 million for BFS and BNB, respectively.

         LOAN SERVICING. The Company also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans which have been sold by the Company. At December 31, 1997, the Company was servicing $549.4 million of loans for others. The gross servicing fee income from loans originated and purchased is generally .25% to .38% of the total balance of the loan serviced. The Company currently does not purchase servicing rights related to mortgage loans originated by other institutions. The Company recognizes the present value of the servicing income, net of servicing expenses, attributable to servicing rights upon sale of the loan. The Company amortizes the capitalized mortgage servicing rights using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. The Company reviews prepayment activity on its serviced loans at least quarterly and adjusts its capitalized mortgage servicing rights amortization schedule accordingly. As of December 31, 1997, the Company had $1.8 million of capitalized mortgage servicing rights.

NONPERFORMING AND PROBLEM ASSETS.

     CLASSIFIED ASSETS. Federal regulations and the Company's Asset Classification Policy require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS and OCC internal asset classifications for BFS and BNB, respectively, as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

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

     BFS's and BNB's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and OCC, respectively, which can order the establishment of additional general or specific loss allowances. The OTS and OCC, in conjunction with the other federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions just a few years ago, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS, OCC and the Federal Deposit Insurance Corporation ("FDIC"). While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Although management believes that, based on information currently available to it, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

     BFS's Asset Classification Committee reviews and classifies assets on a quarterly basis and reports the results of its review to the Board of Directors. BNB's assets are reviewed by a non-lending officer who reports classifications to the BNB Board on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At December 31, 1997, the Company had, on a consolidated basis, $3.6 million of assets designated as "Special Mention," $5.8 million of assets designated as "Substandard," no assets designated as "Doubtful" and $2.2 million of assets designated as "Loss." All assets classified as "Loss" have been charged off for financial statement purposes. Included in these amounts was $1.4 million in non-performing loans at December 31, 1997. In the opinion of management, the remaining special mention and "Substandard" loans of $8.0 million evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become non-performing assets in future periods.

     The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:

                                                   AT DECEMBER 31, 1997                            AT DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                          60-89 DAYS              90 DAYS OR MORE           60-89 DAYS             90 DAYS OR MORE
-----------------------------------------------------------------------------------------------------------------------------------
                                                PRINCIPAL               PRINCIPAL              PRINCIPAL              PRINCIPAL
                                    NUMBER      BALANCE      NUMBER     BALANCE     NUMBER      BALANCE     NUMBER     BALANCE
                                   OF LOANS     OF LOANS    OF LOANS    OF LOANS   OF LOANS     OF LOANS   OF LOANS    OF LOANS
-----------------------------------------------------------------------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)
Residential:
     One- to four-family.....         36         $3,313          14        $865        15       $1,481        24        $1,463
     Multi-family............         --             --          --          --         1           60        --            --
Commercial real estate.......         --             --           3          21        --           --        --            --
Construction and land........         --             --          --          --        --           --        --            --
Other loans..................          6            139           3           6         4           56         3            14
                                      --         ------          --        ----        --       ------        --        ------
Total........................         42         $3,452          20        $892        20       $1,597        27        $1,477
                                      ==         ======          ==        ====        ==       ======        ==        ======
Delinquent loans to loans,
net  and mortgage loans
     held for sale...........                      0.43%                   0.11%                  0.23%                   0.22%



                                                     AT DECEMBER 31, 1995
-----------------------------------------------------------------------------------------
                                          60-89 DAYS                   90 DAYS OR MORE
-----------------------------------------------------------------------------------------
                                                   PRINCIPAL                  PRINCIPAL
                                    NUMBER          BALANCE         NUMBER     BALANCE
                                   OF LOANS         OF LOANS       OF LOANS    OF LOANS
-----------------------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------
Residential:
     One- to four-family........     11        $   923              23         $1,178
     Multi-family...............     --             --               1            720
Commercial real estate..........      1            202               4          2,693
Construction and land...........     --             --              --             --
Other loans.....................     --             --              --             --
                                     --         ------              --         ------
Total...........................     12         $1,125              28         $4,591
                                     ==         ======              ==         ======
Delinquent loans to loans, net
     and mortgage loans held
     for sale ..................                  0.22%                          0.89%


     NON-PERFORMING ASSETS AND RESTRUCTURED LOANS. The following table sets forth information regarding non-accrual loans, restructured loans and real estate owned ("REO"). At December 31, 1997, restructured loans totalled $369,000, consisting of 3 loans, and REO, net, totalled $195,000, consisting of 6 properties. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and charging off all accrued interest. For the years ended December 31, 1997, 1996, 1995, 1994 and 1993, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $146,000, $103,000, $303,000, $281,000 and $421,000, respectively. For the same periods, the difference between the amount of interest income which would have been recognized on restructured loans if such loans were performing in accordance with their regular terms and amounts recognized was $1,000, $73,000, $77,000, $294,000 and $461,000, respectively.

                                                                          AT DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------

                                                    1997          1996          1995         1994           1993
--------------------------------------------------------------------------------------------------------------------
                                                                       (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Residential real estate:
    One- to four-family......................       $   941        $1,463        $1,195      $   848        $ 2,088
    Multi-family.............................            --            --           745          546             --
  Construction and land......................            --            --            --           --            738
  Commercial real estate.....................           458            25         3,312        2,126             --
  Other loans................................             6            14            --           51             14
                                                     ------        ------        ------       ------        -------
    Total....................................         1,405         1,502         5,252        3,571          2,840
Real estate owned, net (1)...................           195         2,668           971          387          3,103
                                                     ------        ------        ------       ------        -------
    Total non-performing assets..............         1,600         4,170         6,223        3,958          5,943
Restructured loans...........................           369         2,489         2,941        4,834          4,668
                                                     ------        ------        ------       ------        -------
Total risk elements..........................        $1,969        $6,659        $9,164       $8,792        $10,611
                                                     ======        ======        ======       ======        =======
Allowance for loan losses as a percent
  of loans(2)................................          0.82%         0.64%         0.82%        0.74%          1.07%
Allowance for loan losses as a percent
  of non-performing loans (3)................        469.75        293.02         81.40       103.61         156.69
Non-performing loans as a percent                      0.17
  of loans (2,3).............................                        0.22          1.00         0.71           0.68
Non-performing assets as a percent                     0.16
  of total assets4...........................                        0.51          0.97         0.68           1.19

------------------------------------------------------

1 Loans includes loans, net and mortgage loans held for sale, excluding allowance for loan losses.
2 Non-performing loans consist of all 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
3    REO balances are shown net of related valuation allowances.
4    Non-performing assets consist of non-performing loans and REO.

     The Company adopted a new accounting method for measuring loan impairment on January 1, 1995. Adoption of this accounting standard did not have a material effect on the comparability of the above tables. At December 31, 1997, loans which were characterized as impaired pursuant to SFAS 114 and 118 totalled $2.1 million. All of the $2.1 million in impaired loans have been measured using the fair value of the collateral method. During the year ended December 31, 1997, the average recorded value of impaired loans was $3.8 million, $139,000 of interest income was recognized, all of which was recorded on a cash basis, and $286,000 of interest income would have been recognized under original terms.

                                                    AT DECEMBER 31,
-------------------------------------------------------------------------------
                                        1997            1996          1995
-------------------------------------------------------------------------------
                                                    (IN THOUSANDS)
Impaired loans:
Residential real estate:
  One- to four-family                  $   999          $1,763      $2,828
  Multi-family                             316           2,271       1,367
Construction and land                       --              --          --
Commercial real estate                     677             246       4,062
Other loans                                 99             112          99
Impaired loan valuation allowance           --              --        (618)
                                        ------          ------      ------
     Total                              $2,091          $4,392      $7,738
                                        ======          ======      ======


     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. Amounts provided for fiscal years 1997, 1996, 1995, 1994 and 1993 were $1.7 million, $1.3 million, $3.6 million, $283,000 and $3.9 million, respectively. During the year ended 1997, there were recoveries of $399,000 and charge-offs of $515,000 made against this allowance. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1997, the Company's allowance for loan losses was 0.82% of total loans as compared to 0.64% as of December 31, 1996. Management believes this increased coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, home equity and improvement and consumer loans. These combined total balances increased from $59.8 million at December 31, 1996 to $91.5 million at December 31, 1997, an increase of 53% due in large part to the inclusion of BNB's balances. The Company had non-accrual loans of $1.4 million and $1.5 million at December 31, 1997 and December 31, 1996, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

        The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the following table.

                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------
                                                     1997       1996     1995      1994      1993
---------------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS)

Balance at beginning of period..............        $4,400     $4,275   $3,700    $4,450    $4,381
BNB allowance for loan losses
   at acquisition date......................           620         --       --        --        --
Provision for loan losses...................         1,696      1,294    3,614       283     3,918
Charge-offs:
  Real estate loans:
  Residential:
    One- to four-family.....................           370        387      550       711     2,114
    Multi-family............................            84        263      483       251     1,114
  Commercial................................            45        664    2,297       200       805
  Construction and land.....................            --         --       --        --         4
  Other.....................................            16        198      194        56        17
                                                    ------     ------   ------    ------    ------
    Total..................................            515      1,512    3,524     1,218     4,054
Recoveries..................................           399        343      485       185       205
                                                    ------     ------   ------    ------    ------
Balance at end of period....................        $6,600     $4,400   $4,275    $3,700    $4,450
                                                    ======     ======   ======    ======    ======
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period.............         0.02%       0.19%    0.60%     0.23%     0.94%
                                                     ====        ====     ====      ====      ====

                                       17

     The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                               AT DECEMBER 31,
------------------------------------------------------------------------------------------------------------------------
                                             1997                                          1996
------------------------------------------------------------------------------------------------------------------------
                                          PERCENT OF       PERCENT OF                      PERCENT OF       PERCENT OF
                                          ALLOWANCE         LOANS IN                       ALLOWANCE        LOANS IN
                                           TO TOTAL      EACH CATEGORY                      TO TOTAL      EACH CATEGORY
                             AMOUNT        ALLOWANCE     TO TOTAL LOANS       AMOUNT       ALLOWANCE      TO TOTAL LOANS
------------------------------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
Residential:
  One- to four-family.          $1,997         30.26%          86.11%         $1,899           43.16%         88.00%
  Multi-family........             206          3.12            2.32             274            6.23           3.10
Commercial real estate             369          5.59            4.46             451           10.25           4.07
Construction and land.             152          2.30            2.51             463           10.52           1.81
Other loans...........             266          4.03            4.60              61            1.39           3.02
Unallocated...........           3,610         54.70              --           1,252           28.45             --
                                ------        ------         -------          ------         -------         ------
    Total allowance
      for loan losses.          $6,600        100.00%         100.00%         $4,400          100.00%        100.00%
                                ======        ======         =======          ======         =======         ======


                                                             AT DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                   1995                            1994                           1993
--------------------------------------------------------------------------------------------------------------------
                                 PERCENT    PERCENT             PERCENT     PERCENT            PERCENT      PERCENT
                                   OF       OF LOANS               OF       OF LOANS             OF         OF LOANS
                                ALLOWANCE   IN EACH            ALLOWANCE    IN EACH            ALLOWANCE     IN EACH
                                   TO      CATEGORY                TO      CATEGORY              TO         CATEGORY
                                  TOTAL     TO TOTAL             TOTAL      TO TOTAL            TOTAL       TO TOTAL
                       AMOUNT   ALLOWANCE    LOANS    AMOUNT    ALLOWANCE    LOANS    AMOUNT   ALLOWANCE     LOANS
--------------------------------------------------------------------------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
Residential:
 One- to four family   $1,974      46.18%     85.44%  $1,309       35.38%     84.77%  $1,467      32.97%     81.57%
 Multi-family........     373       8.72       5.35      393       10.62       5.79      369       8.29       7.28
Commercial real
 estate..............   1,285      30.06       5.05      655       17.70       5.69      646      14.52       5.88
Construction and land     580      13.57       0.66      416       11.24       0.68      594      13.35       1.13
Other loans..........      47       1.10       3.50       92        2.49       3.07       98       2.20       4.14
Unallocated..........      16       0.37         --      835       22.57         --    1,276      28.67         --
                       ------    -------     ------    -----      ------      -----   ------     ------     ------
 Total allowance
    for loan losses..  $4,275     100.00%    100.00%  $3,700      100.00%    100.00%  $4,450     100.00%    100.00%
                       ======    =======     ======   ======      ======     ======   ======     ======     ======

REAL ESTATE OWNED

     At December 31, 1997, the Company had $195,000 of real estate owned, net of valuation allowances. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Company to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Company's policy to require appraisals on a periodic basis on foreclosed properties and conduct periodic inspections on foreclosed properties.

INVESTMENT ACTIVITIES

     The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. Generally, the Company's investment policy is more restrictive than the OTS and OCC regulations allow and, accordingly, the Company has invested primarily in U.S. Government and Agency securities, FDIC insured certificates of deposit, mutual funds which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS 115, the Company has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. The Company does not currently maintain a portfolio of securities categorized as held for trading. The substantial majority of the Company's investment and mortgage-backed securities are purchased for the held to maturity portfolio which such portfolio totalled $59.0 million, or 6.1% of assets. At December 31, 1997, the available for sale portfolio totalled $50.9 million or 5.2% of the Company's assets. The investment policy provides different management levels of approval, from the investment officer up to and including the Board of Directors, depending on the size of purchase or sale and monthly cumulative purchase or sale amounts. Generally, pursuant to the Company's policies, the Board must provide prior approval for all individual securities investments over $10.0 million and approval for all monthly purchases which aggregate $25.0 million or more.BFS's Investment Committee and BNB's Board are provided with summaries of the held to maturity and available for sale investment portfolios of BFS and BNB, respectively, on a quarterly basis.

         At December 31, 1997, the Company had invested $57.5 million in mortgage-backed securities, or 5.9% of total assets, which were guaranteed by GNMA, insured by either FNMA or FHLMC or privately issued. Of the $57.5 million, $33.0 million were GNMA securities, of which $29.2 million were adjustable-rate with 1% maximum annual rate adjustments and lifetime maximum interest rates of 10% to 13%. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At December 31, 1997, mortgage-backed securities available for sale and held-to-maturity amounted to $19.1 million and $38.4 million, respectively.

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                         AT DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                       1997                   1996                    1995
--------------------------------------------------------------------------------------------------------------------
                                                           PERCENT                 PERCENT                PERCENT
                                                 AMOUNT    OF TOTAL     AMOUNT    OF TOTAL     AMOUNT     OF TOTAL
--------------------------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
   GNMA (1, 2)................................      $33,106      57.60%    $40,321     60.53%    $44,385    75.24%
   FHLMC (3, 4)...............................        9,544      16.60      11,239     16.87      13,092    22.20
   FNMA............................ ..........          894       1.56       1,147      1.72       1,512     2.56
   Privately issued collateralized
      mortgage obligations ...................       13,931      24.24      13,905     20.88          --       --
                                                    -------     ------     -------    ------      ------   ------
     Total mortgage-backed securities........        57,475     100.00%     66,612    100.00%     58,989   100.00%
                                                                ======                ======               ======
Less:
   Mortgage-backed securities available for
     sale - GNMA (3)............................     10,681                 13,710                12,605
   Mortgage-backed securities available
     for sale - FHLMC (4).......................      8,444                  9,883                11,268
                                                     ------                 ------                ------
Mortgage-backed securities
     held to maturity........................       $38,350                $43,019               $35,116
                                                    =======                =======               =======

--------------------

1 Includes $213,000, $341,000 and $527,000 of unamortized premiums related to GNMA securities as of December 31, 1997, 1996 and 1995, respectively.
2    Is net of unrealized gain of $128,000 at December 31, 1997.
3 Includes $144,000, $187,000 and $234,000 of unamortized premiums related to FHLMC securities as of December 31, 1997, 1996 and 1995, respectively.
4    Is net of unrealized loss of $10,000 at December 31, 1997.

     The following tables set forth the Company's mortgage-backed securities activities for the periods indicated:

                                                                      FOR THE YEAR
                                                                   ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------
                                                           1997         1996           1995
-----------------------------------------------------------------------------------------------
                                                                    (IN THOUSANDS)

Beginning balance ....................................    $66,612      $58,989         $39,801
   Mortgage-backed securities purchased:
     Available for sale...............................         --       10,666          23,873
     Held to maturity.................................         --       13,891              --
   Less:
     Sale of mortgage-backed securities
       available for sale ............................     (1,084)     (10,614)             --
     Principal repayments ............................     (8,448)      (5,934)         (4,586)
     Change in unrealized gains (losses)..............        440         (322)             --
     Accretion of premium, net of discount............        (45)         (64)            (99)
                                                          -------       -------        -------
Ending balance........................................    $57,475      $66,612         $58,989
                                                          =======      ========        =======


     The following table sets forth certain information regarding the carrying amount and fair values of the Company's mortgage-backed securities at the dates indicated:

                                                                   AT DECEMBER 31,
------------------------------------------------------------------------------------------------------------
                                               1997                    1996                       1995
------------------------------------------------------------------------------------------------------------
                                        CARRYING      FAIR     CARRYING       FAIR       CARRYING       FAIR
                                         AMOUNT       VALUE     AMOUNT        VALUE       AMOUNT       VALUE
-------------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Mortgage-backed securities:
   Held to maturity:
     FNMA..........................     $    894    $    902    $ 1,147     $ 1,129      $ 1,512     $ 1,531
     FHLMC.........................        1,100       1,108      1,356       1,330        1,824       1,830
     GNMA..........................       22,425      22,858     26,611      26,696       31,780      32,286
     Privately issued collateralized
       mortgage obligations........       13,931      14,035     13,905      13,878           --          --
                                         -------      ------     ------      ------       ------     -------
       Total held to maturity......       38,350      38,903     43,019      43,033       35,116      35,647
                                         -------      ------     ------      ------       ------     -------
   Available for sale:
     GNMA..........................       10,681      10,681     13,710      13,710       12,605      12,605
     FHLMC.........................        8,444       8,444      9,883       9,883       11,268      11,268
                                         -------      ------     ------      ------       ------     -------
     Total available for sale....         19,125      19,125     23,593      23,593       23,873      23,873
                                         -------      ------     ------      ------       ------     -------
       Total mortgage-backed
       securities..................       $57,475    $58,028    $66,612     $66,626      $58,989     $59,520
                                          =======    =======    =======     =======      =======     =======

     The following table sets forth certain information regarding the carrying amount and fair values of the Company's short-term investments and investment securities at the dates indicated:


                                                                        AT DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                     1997                     1996                    1995
--------------------------------------------------------------------------------------------------------------------

                                              CARRYING       FAIR      CARRYING       FAIR      CARRYING      FAIR
                                               AMOUNT        VALUE      AMOUNT       VALUE       AMOUNT      VALUE
--------------------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)


Overnight federal funds sold and short-term
investments.................................    $ 3,448    $ 3,448   $ 2,943      $ 2,943     $10,460     $10,460
Investment securities:
  Held to maturity:
    Certificates of deposit.................        --          --       250          250         495         495

    U.S. Government obligations, federal
      agency obligations, and other
      obligations...........................     20,630     20,630    18,920       18,795      16,309      16,411
                                                -------    -------   -------      -------     -------     -------

Total held to maturity......................     20,630     20,630    19,170       19,045      16,804      16,906
                                                -------    -------   -------      -------     -------     -------
  Available for sale:
    U.S. Government obligations, federal
       agency obligations, and other
       obligations..........................     30,617     30,617        --           --          --          --
    Cash management fund1..................       1,150      1,150     1,085        1,085       1,022       1,022
                                                -------    -------   -------      -------     -------     -------
       Total available for sale.............     31,767     31,767     1,085        1,085       1,022       1,022
                                                -------    -------   -------      -------     -------     -------
Total investment securities.................    $55,845    $55,845   $23,198      $23,073     $28,286     $28,388
                                                =======    =======   =======      =======     =======     =======

------------------------
1 Consists of securities issued by an institutional mutual fund which primarily invests in short-term U.S. Government securities.

     The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of the Company's short-term investments, investment securities and mortgage-backed securities as of December 31, 1997.

                                                                                    AT DECEMBER 31, 1997
---------------------------------------------------------------------------------------------------------------------------------
                                                                                    MORE THAN ONE           MORE THAN FIVE
                                                          ONE YEAR OR LESS        YEAR TO FIVE YEARS      YEARS TO TEN YEARS
---------------------------------------------------------------------------------------------------------------------------------
                                                                      WEIGHTED                 WEIGHTED                WEIGHTED
                                                        CARRYING       AVERAGE   CARRYING       AVERAGE    CARRYING     AVERAGE
                                                         AMOUNT        YIELD      AMOUNT         YIELD      AMOUNT       YIELD
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  (DOLLARS IN THOUSANDS)

Overnight federal funds sold and short-term
   investments.                                         $  3,448         5.30%   $    --           --%     $   --           --%
   Held to maturity:
     U.S. Government obligations, federal agency
        obligations, and other obligations..........       5,939         5.67     13,691         6.38       1,000         7.01
                                                         -------                  ------

         Total held to maturity.....................       5,939         5.67     13,691         6.38       1,000         7.01
                                                          ------                  ------
   Available for sale:
     U.S. Government obligations, federal agency
       obligations, and other obligations...........       7,994         5.87     22,623         6.32          --           --

     Cash management fund (1).......................       1,150         5.93         --           --          --           --
                                                          ------                  ------                   ------
       Total available for sale.....................       9,144         5.88     22,623         6.32          --           --
                                                          ------                  ------                   ------
Total investment securities.........................     $18,531         5.70%   $36,314         6.34%     $1,000         7.01%
                                                         =======        =====    =======        =====      ======
Mortgage-backed securities:
   Held to maturity:
     FNMA...........................................    $     --          --%    $   813          7.0%      $  --           --%
     GNMA...........................................          --          --         137          6.50      3,126         8.19
     FHLMC..........................................          --          --       1,100          7.0          --           --
     Privately issued collateralized                          --          --          --           --          --           --
       mortgage obligation..........................
                                                          ------                  ------                   ------
       Total held to maturity.......................          --          --       2,050         6.97       3,126         8.19
                                                          ------                  ------                   ------
   Available for sale:
     GNMA...........................................          --          --          --           --          --           --
     FHLMC..........................................          --          --          --           --          --           --
                                                        --------                  ------                    -----
       Total held for sale..........................          --          --          --           --          --           --
                                                        --------                  ------
Total mortgage-backed securities....................    $     --          --%     $2,050         6.97%     $3,126         8.19%
                                                        ========       =====      ======         ====      ======         ====


                                                        AT DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------

                                                        MORE THAN TEN YEARS             TOTAL
------------------------------------------------------------------------------------------------------
                                                                     WEIGHTED                    WEIGHTED
                                                          CARRYING    AVERAGE      CARRYING       AVERAGE
                                                           AMOUNT      YIELD        AMOUNT         YIELD
--------------------------------------------------------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)

Daily federal funds sold and short-term investments.   $    --        --%         $  3,448         5.30%
   Held to maturity:
     U.S. Government obligations, federal agency
        obligations, and other obligations..........        --        --            20,630         6.19
                                                       -------                     -------

         Total held to maturity.....................        --        --            20,630         6.19
                                                       -------                      ------
   Available for sale:
     U.S. Government obligations, federal agency
       obligations, and other obligations...........        --        --            30,617         6.19

     Cash management fund (1).......................        --        --             1,150         5.93
                                                       -------                      ------
       Total available for sale.....................        --        --            31,767         6.18
                                                       -------                      ------
Total investment securities.........................   $    --        --%          $55,845         6.13%
                                                       =======       ===           =======         ====
Mortgage-backed securities:
   Held to maturity:
     FNMA...........................................   $     81      7.61%         $   894         7.06%
     GNMA...........................................     19,162      6.96           22,425         7.13
     FHLMC..........................................         --        --            1,100         7.00
     Privately issued collateralized
       mortgage obligation..........................     13,931      7.16           13,931         7.16
                                                        -------                     ------
       Total held to maturity.......................     33,174      7.05           38,350         7.14
                                                         ------                     ------
   Available for sale:
     GNMA...........................................     10,681      6.34           10,681         6.34
     FHLMC..........................................      8,444      7.00            8,444         7.00
                                                         ------                     ------
       Total held for sale..........................     19,125      6.63           19,125         6.63
                                                         ------                     ------
Total mortgage-backed securities....................    $52,299      6.89%         $57,475         6.97%
                                                        =======      ====          =======         ====



---------------------------------
1 Consists of securities issued by an institutional mutual fund which primarily invests in short-term U.S. Government securities.

SOURCES OF FUNDS

     GENERAL. Retail deposits, wholesale brokered deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

     DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. For the year ended December 31, 1997, core deposits represented 57.7% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area except through the use of wholesale brokered deposits which provided $75 million of deposits during 1997 for terms of two to three years.

         The following table presents the deposit activity of the Company for the periods indicated:

                                                            FOR THE YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------
                                                         1997             1996               1995
-------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
Net deposits (withdrawals)...........................    $47,355         $(6,425)             $ (9,179)
Interest credited on deposit accounts................     18,626          16,139                15,119
Deposits acquired from BNB acquisition...............    125,022              --                    --
                                                        --------         -------              --------
Total increase (decrease) in deposit accounts........   $191,003          $9,714               $ 5,940
                                                        ========         =======              ========

         At December 31, 1997, the Company had $19.0 million in certificate accounts in amounts of $100,000 or more (excluding wholesale deposits) maturing as follows:

                                                                       WEIGHTED
                  MATURITY PERIOD                          AMOUNT    AVERAGE RATE
----------------------------------------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)

Three months or less...............................        % 6,428           5.27%
Over 3 through 6 months............................          4,345           5.60
Over 6 through 12 months...........................          3,499           5.42
Over 12 months.....................................          4,688           5.80
                                                           -------          -----
Total..............................................        $18,960           5.51%
                                                           =======          =====

     The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average rates on each category of deposits presented.

                                                            FOR THE YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------
                                          1997                             1996                           1995
----------------------------------------------------------------------------------------------------------------------------
                                          PERCENT   WEIGHTED              PERCENT   WEIGHTED             PERCENT    WEIGHTED
                                         OF TOTAL   AVERAGE              OF TOTAL   AVERAGE              OF TOTAL   AVERAGE
                              AVERAGE     AVERAGE   NOMINAL    AVERAGE    AVERAGE   NOMINAL   AVERAGE    AVERAGE    NOMINAL
                              BALANCE    DEPOSITS    RATE      BALANCE   DEPOSITS    RATE     BALANCE    DEPOSITS    RATE
----------------------------------------------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Money market deposit
accounts...................    $61,800     11.18%    2.95%     $46,540     11.10%    3.00%    $49,693     11.89%     2.96%
Savings accounts...........    116,247     21.03     2.43       90,763     21.63     2.44      99,498     23.81      2.50
NOW accounts...............     96,590     17.47     1.11       66,336     15.82     1.34      65,661     15.71      1.42
Non-interest-bearing
accounts...................     41,017      7.42       --       16,177      3.86       --      14,016      3.35        --
                              --------     -----               -------     -----              -------     -----
     Total.................    315,654     57.10     1.81      219,816     52.41     2.05     228,868     54.76      2.14
                              --------     -----               -------     -----              -------     -----
Certificate accounts:
 Less than six months......     33,573      6.07     5.16       23,748      5.66     4.97      16,682      3.99      4.75
 Over six through 12 months.    54,876      9.93     5.41       49,259     11.74     5.49      41,343      9.89      5.50
 Over 12 through 36 months..    94,157     17.04     5.99       70,849     16.90     5.78      75,445     18.05      5.38
 Over 36 months............      6,859      1.24     5.43        6,973      1.66     5.41       6,670      1.60      5.38
 IRA/KEOGH.................     47,650      8.62     5.78       48,769     11.63     5.82      48,940     11.71      5.61
                              --------     -----               -------     -----              -------     -----
 Total certificate accounts    237,115     42.90               199,598     47.59     5.61     189,080     45.24      5.41
                              --------     -----               -------     -----     ----     -------     -----
 Total average deposits...    $552,769    100.00%    3.47%    $419,414    100.00%    3.74%   $417,948    100.00%    3.62%
                              ========    ======              ========    ======             ========    ======

Note: Average balances for 1997 and 1996 are calculated on a daily basis, while average balances for 1995 are based on average monthly balances.

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.


                           PERIOD TO MATURITY FROM DECEMBER 31, 1997                         AT DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
                          LESS THAN    ONE TO      TWO TO      THREE TO     FOUR TO
                          ONE YEAR    TWO YEARS  THREE YEARS  FOUR YEARS   FIVE YEARS  1997      1996         1995
---------------------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
Certificate accounts:
0 to 4.00%............   $  1,367   $     --     $    --      $    --       $   --    $  1,367   $  1,486    $  1,977
4.01 to 5.00%.........      1,521        364          --           --           --       1,885      1,630      16,130
5.01 to 6.00%.........    128,058     37,397      17,243       20,681          102     203,481    151,893     101,060
6.01 to 7.00%.........      6,223     14,029      52,236        2,829        1,485      76,802     45,021      76,878
7.01 to 8.00%.........         --         94          --           --           --          94         94         129
                         --------     -------     -------      ------       ------   ---------   --------    --------
    Total..............  $137,169    $51,884     $69,479      $23,510       $1,587    $283,629   $200,124    $196,174
                         ========    =======     =======      =======       ======    ========   ========    ========

     BORROWINGS. The Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the OTS, OCC and the FHLB. See "Regulation - Federal Home Loan Bank System." During the year ended December 31, 1997, the Company repaid net of borrowings $40.0 million from the FHLB. At December 31, 1997, the Company had $256.5 million in outstanding advances from the FHLB and $7.1 million in repurchase agreements.

     The following tables set forth certain information regarding the Company's borrowed funds and repurchase agreements at or for the periods ended on the dates indicated:

                                                                        AT OR FOR THE YEAR
                                                                         ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                                 1997                1996                1995
--------------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
FHLB advances:
   Average balance outstanding............................        $287,128            $217,628             $133,268
   Maximum amount outstanding at
      any month-end during the period.....................        $310,792            $303,374             $148,274
   Balance outstanding at end of period...................        $256,500            $296,500             $119,909
   Weighted average interest rate
      during the period...................................           6.00%               5.86%                6.30%
   Weighted average interest rate at end
       of period..........................................           5.96                5.88%                5.95%



                                                                       AT OR FOR THE YEAR
                                                                       ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------
                                                                    1997                1996
--------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
   Average balance outstanding............................         $11,948              $7,496
   Maximum amount outstanding at
      any month-end during the period.....................         $21,861             $10,016
   Balance outstanding at end of period...................          $7,140             $ 3,500
   Weighted average interest rate
      during the period...................................           5.62%               5.53%
   Weighted average interest rate at end
       of period..........................................           5.98%               5.45%


SUBSIDIARY ACTIVITIES

     Leader Corporation ("Leader Corp.") and BFS Service Corp., both incorporated under Massachusetts law, are wholly owned subsidiaries of BFS while Aygro Corp., also incorporated under Massachusetts law, is a wholly owned subsidiary of BNB. Leader Corporation owns Connelly Hill Limited Partnership, which sold its only parcel of land to a developer on January 31, 1997. The sale resulted in a gain of approximately $800,000.

     In 1994, BFS, through Leader Corp., permitted Liberty Financial, a third party securities broker, to offer various uninsured investment products to BFS's customers. Leader Corp. entered into a contract with such third party brokerage concern to perform brokerage services in segregated areas of BFS's branches. Under this contract, Liberty Financial leases space from BFS at three of BFS's branch locations, pays rent and a percentage of sales to Leader Corp.

     At December 31, 1997, Leader Corp. had a retained deficit of $637,000 and for the years ended December 31, 1997 and 1996 had net income of $753,000 and a net loss of $38,000, respectively.

     During 1997, BFS Service Corp. and Aygro Corp. were activated in order to establish BFS Preferred Capital Corp. ("BFSPCC") and BNB Preferred Capital Corp. ("BNBPCC"), respectively. BFSPCC and BNBPCC are real estate investment trusts organized under Massachusetts law and satisfy the requirements of Section 856 of the Internal Revenue Code of 1986, as amended.

PERSONNEL

     As of December 31, 1997, the Company had 231 authorized full-time employee positions and 70 authorized part-time employee positions, for a total of approximately 261 full time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

GENERAL

     As a result of the Company's acquisition of BNB in February 1997, the Company became a bank holding company and ceased to be a savings and loan holding company. The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended ("BHCA"). In addition, the activities of savings institutions, such as BFS, are governed by the Home Owner=s Loan Act ("HOLA") and the Federal Deposit Insurance Act ("FDI Act"). The activities of national banks are generally governed by the National Bank Act and the FDI Act.

     BFS is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. BFS is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. BFS must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other institutions. BNB is subject to extensive regulation, examination and supervision by and reporting with the OCC, as its primary federal regulator, and the FDIC, as the deposit insurer. BNB is a member of the Bank Insurance Fund ("BIF") managed by the FDIC. The OTS and/or the FDIC conduct periodic examinations to test BFS's safety and soundness and compliance with various regulatory requirements and the OCC and/or FDIC conduct similar examinations of BNB. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the OCC, the FDIC or the Congress, could have a material adverse impact on the Company, BFS and/or BNB and their operations. Certain of the regulatory requirements applicable to BFS, BNB and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to depository institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on BFS, BNB and the Company.

HOLDING COMPANY REGULATION

     FEDERAL REGULATION. Due to its control of BNB, the Company is subject to examination, regulation, and periodic reporting under the BHCA, as administered by the FRB.

     The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over BFS to be acquired.

     A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services;
(iv) acting as fiduciary, investment or financial advisor; (v) finance leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association, like BFS, provided that the savings association only engages in activities permitted bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OTS for BFS and the OCC for BNB. See "Capital Requirements." The Company's total and Tier 1 capital exceeds these requirements.

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

     The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Bank holding company appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FRB's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

     The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws.

     Under the FDI Act, depository institutions are potentially liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This applies to depository institutions controlled by the same bank holding company.

     The Company and its subsidiaries will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company, BFS or BNB.

     STATE REGULATION. The Company is also a "bank holding company" within the meaning of the Massachusetts bank holding company laws. The prior approval of the Massachusetts Board of Bank Incorporation is required before the Company may acquire all or substantially all of the assets of any depository institution (or holding company thereof), merge with a holding company of a depository institution or acquire more than 5% of the voting stock of a depository institution or holding company thereof.

ACQUISITION OF THE HOLDING COMPANY

     FEDERAL REGULATION. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

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

FEDERAL BANKING REGULATIONS


     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMELS financial institution examination rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core (or Tier
1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as a principle not permissible for a national bank.

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

     National Banks are required by OCC regulation to maintain leverage (core) capital at least equal to 4% (3% for institutions receiving the highest rating on the CAMELS financial institution examination rating system) and an 8% risk-based capital ratio. National banks are subject to identical requirements as savings institutions under the prompt corrective action standards. Both the OTS and the OCC have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular institution.

     The Company is subject to consolidated capital requirements pursuant to the regulations of the FRB. Generally, a bank holding company must have a consolidated ratio of core (Tier 1) capital to total assets of at least 3% if it receives the FRB's highest examination rating and 4% otherwise. A bank holding company also must maintain a total capital to risk-based assets ratio of at least 8% and a Tier 1 (core) capital to risk-based assets ratio of at least 4%.

     The following table presents BFS's and BNB's capital position at December 31, 1997 relative to fully phased-in regulatory requirements.

                                                                          FOR CAPITAL
                                                                            ADEQUACY              TO BE WELL
                                                     ACTUAL                 PURPOSES              CAPITALIZED
--------------------------------------------------------------------------------------------------------------------

                                                  AMOUNT      RATIO       AMOUNT      RATIO       AMOUNT      RATIO
--------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
As of December 31, 1997:
   Risk-based Total Capital:

     BFS....................................      $54,731     11.9%      $36,758       8.0%      $45,948      10.0%
     BNB....................................        9,477      16.4        4,618        8.0        5,772       10.0
   Core Capital:
     BFS....................................       48,987       5.9       24,952        3.0       41,586        5.0
     BNB....................................        8,799       7.4        4,753        4.0        5,941        5.0
   Risk-based Tier I Capital:
     BFS....................................
     BNB....................................        8,799      15.2        2,309        4.0        3,463        6.0
   Tangible Capital:
     BFS....................................       48,987       5.9       12,476        1.5       41,586        5.0

As of December 31, 1996 (BFS only):
   Risk-weighted capital....................       58,310      13.2       35,301        8.0       44,060       10.0
   Core capital.............................       53,910       6.8       23,868        3.0       39,780        5.0
   Tangible capital.........................       53,910       6.8       11,934        1.5       39,780        5.0


     The Company's regulatory capital ratios at December 31, 1997 were 8.2%, 15.2% and 16.5% for Tier 1 leverage ratio, Tier 1 risk-based capital ratio and total capital ratio, respectively.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the prompt corrective action regulations, the OTS with respect to savings associations and the OCC with respect to national banks, are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a depository institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the appropriate regulator to meet a specific capital level. An institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). An institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the Banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with and approved by the applicable regulatory agency within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The appropriate agency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     INSURANCE OF DEPOSIT ACCOUNTS. Deposits of BFS are presently insured by the SAIF and BNB is a member of the BIF. Both the SAIF and the BIF are statutorily required to be capitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual administration fee of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the previously existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as BFS were placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including BFS, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of
65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by BFS as an expense in the quarter ended September 30, 1996 and was tax deductible. The SAIF Special Assessment recorded by BFS amounted to $2.7 million on a pre-tax basis and approximately $1.6 million on an after-tax basis.

     The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits, including those held by BNB, were assessed for a FICO payment of 1.3 basis points, while SAIF deposits pay 6.48 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time. See "Thrift Rechartering Legislation" which is discussed elsewhere herein.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     BFS's assessment rate for fiscal 1997 ranged from 6 to 7 basis points and the premium paid for this period was $283,000. BNB paid $13,000 to the FDIC for 1997. A significant increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of BFS and/or BNB.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the regulators. The management of BFS and BNB does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     THRIFT RECHARTERING LEGISLATION. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and merge the OTS with the OCC have been introduced in Congress. The Company is unable to predict whether such legislation will be enacted, the extent to which the legislation will restrict or disrupt its operations or those of its subsidiaries or whether the BIF and SAIF funds will eventually merge.

     LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to limits on loans to one borrower. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital, surplus, and allowable general valuation allowance. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. National banks are generally subject to similar loan to one borrower limits. At December 31, 1997, BFS's limit on loans to one borrower was $8.3 million and BNB's limit was $1.9 million. At December 31, 1997, BFS's largest aggregate outstanding balance of loans to one borrower was $4.0 million and BNB's largest aggregate outstanding balance of loans to one borrower was $1.3 million.

         QTL TEST. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to either meet the definition of a "domestic building and loan association," as that term is defined in the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Recent legislation has increased the extent to which credit card loans, education loans and small business loans qualify as "qualified thrift investments."

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, BFS maintained in excess of 65% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     National banks are not subject to the QTL test.

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event BFS's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, BFS's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1997, BFS was a Tier 1 Bank.

     National banks may not pay dividends out of their permanent capital and may not, without OCC approval, pay dividends in excess of the total of the Bank's retained net income for the year combined with retained net income for the prior two years. A national bank may not pay a dividend that would cause it to fall below regulatory capital standards.

     LIQUIDITY. BFS is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. BFS's liquidity ratio for December 31, 1997 was 5.7%, which exceeded the applicable requirement. BFS has never been subjected to monetary penalties for failure to meet its liquidity requirements. BNB, under OCC regulations, is not subject to separate regulatory liquidity requirements.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in BFS's latest quarterly thrift financial report. The assessments paid by BFS for the fiscal year ended December 31, 1997 totalled $166,000.

     National banks pay semi-annual assessments to the OCC to fund its operations based on asset size. Such assessments for BNB amounted to $45,000 for the year ended December 31, 1997.

     BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") provides for interstate branching for national banks, effective June 1, 1997. Under the Act, interstate branching by merger was authorized on June 1, 1997 unless the state in which the Bank is to branch has enacted a law opting out of interstate branching. De novo interstate branching is permitted by the Act to the extent the state into which BFS is to branch has enacted a law authorizing out-of-state banks to establish de novo branches.

     TRANSACTIONS WITH RELATED PARTIES. The authority of a depository institution to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions like BFS are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Certain transaction between sister institutions in a holding company are exempt from these requirements.

     The authority of BFS and BNB to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution's capital position and requires certain board approval procedures to be followed.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1997, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Company is in compliance with the foregoing requirements. Effective December 16, 1997, the Federal Reserve amended the Reserve Requirements as follows: the amount of transaction accounts subject to a reserve requirement ratio of 3% decreased from $49.3 million to $47.8 million and the amount of reservable liabilities that is exempted from reserve requirements will increase from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed on savings institutions by the OTS. BFS and BNB are also in compliance with these requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Banks report their federal income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly BFS's reserve for bad debts discussed below. BNB also reports its income on a consolidated basis with the Company and BFS effective February 8, 1997. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or the Company. BFS was audited by the IRS during 1996, and covered the tax years 1991, 1992 and 1993. For its 1997 taxable year, the Company is subject to a maximum federal income tax rate of 35%.

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

     Under the Small Business Job Protection Act of 1996 (the "1996 Act"), for its current and future taxable years, BFS is not permitted to make additions to its tax bad debt reserves. In addition, BFS is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any over the balance of such reserves as of December 31, 1987. The Company has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or income tax expense.

     DISTRIBUTIONS. Under the 1996 Act, if BFS makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from BFS's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from its supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in BFS's income. Non-dividend distributions include distributions in excess of BFS's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of BFS's current or accumulated earnings and profits will not be so included in BFS's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if BFS makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. BFS does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves. The bad debt reserves subject to recapture amount to $13.3 million for which no deferred taxes have been provided.

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

STATE AND LOCAL TAXATION

     COMMONWEALTH OF MASSACHUSETTS. On July 27, 1995, the Governor of Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate is to be phased-in over a five year period whereby the rates are 12.13% for 1995, 11.72% for 1996, 11.32% for 1997, 10.91% for 1998 and 10.50% for 1999. Net
income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and losses sustained in other taxable years, as defined under the provisions of the Internal Revenue Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for ninety-five percent of dividends received from stock where a bank owns fifteen percent or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of BFS conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions, with certain modifications and grandfathering for taxable years before 1995. The net worth or tangible property of such subsidiaries is taxed at a rate of 0.26%. Such subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax.

     Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company has applied for and received approval to be taxed at this reduced tax rate as long as it is exclusively engaged in activities of a "securities corporation." The Company believes it will continue to qualify as a securities corporation because a separate subsidiary was formed to make the loan to BFS's Employee Stock Ownership Plan and the Company's other activities qualify as activities permissible for a securities corporation. If the Company fails to so qualify, however, it will be taxed as a financial institution at a rate of 10.50%, rather than at the phased-in rates, beginning with fiscal 1995.

     DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

                       IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. SFAS 125 is effective for most transactions occurring after December 31, 1996 and must be applied prospectively. However, SFAS 127, Deferral of the Effective Date of Certain Provisions of SFAS 125, requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions in the years beginning after December 31, 1997. The adoption of SFAS 125 did not have a material impact on the consolidated financial statements. The adoption of SFAS 127 is not expected to have a material impact on the consolidated financial statements.

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", which is effective for 1997 financial statements. The Company's disclosures currently comply with the provisions of this statement.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements.

     Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. SFAS 131 requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the Company's consolidated balances. SFAS 131 is effective for the 1998 annual financial statements.

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

ITEM 2.  PROPERTIES.

     The Company conducts its business through an administrative and full service office located in Burlington and 9 other full service branch offices. The Company believes its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.


                                                         ORIGINAL                              NET BOOK VALUE OF
                                            LEASED         YEAR           DATE OF            PROPERTY OR LEASEHOLD
                                              OR        LEASED OR          LEASE               IMPROVEMENTS AT
               LOCATION                     OWNED        ACQUIRED       EXPIRATION              DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------------
ADMINISTRATIVE/BRANCH/HOME OFFICE:
   17 New England Executive Park            Leased          1988       November 1998 (1)             $1,578
   Burlington, MA  01803
BRANCH OFFICES:
   980 Massachusetts Avenue                 Owned           1976              --                        515
   Arlington, MA  02174
   60 The Great Road                        Owned           1971              --                        434
   Bedford, MA  01730
   459 Boston Road                          Owned           1972              --                        410
   Billerica, MA  01821
   75 Federal Street                        Leased          1988       September 1998 (1)               121
   Boston, MA  02110
   457 Broadway                             Owned           1969                                        697
   Chelsea, MA  02150
   1840 Massachusetts Avenue                Owned           1960             --                       1,185
   Lexington, MA  02173
   31 Cross Street                          Owned           1971             --                         540
   Peabody, MA  01960
   411 Broadway                             Owned           1977              --                      1,154
   Revere, MA  02150
   200 Linden Street                        Leased          1973       November 1998 (1)                208
   Wellesley, MA  02181
                                                                                                      ------
      Total.............................                                                              $6,842
                                                                                                      ======

--------------------

1 The Company has options to renew these leases which range from 5 to 15 years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" in the Registrant's 1997 Annual Report to Stockholders on pages 63 - 64 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant's common stock appears under "Regulation and Supervision."

ITEM 6.  SELECTED FINANCIAL DATA.

     The above-captioned information appears under "Selected Financial Data" of the Corporation in the Registrant's 1997 Annual Report to Stockholders on pages 6 and 7 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The above-captioned information appears under "Management Discussion and Analysis of Financial Condition and Results of Operation" in the Registrant's 1997 Annual Report to Stockholders on pages 9 through 22 and is incorporated herein by reference.

ITEMS 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

     The above captioned information appears under the heading AMarket Risk and Management of Interest Rate Risk in the Registrant's 1997 Annual Report to Stockholders on pages 11 through 13 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements of BostonFed Bancorp, Inc. and its subsidiaries, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1997 Annual Report to Stockholders on pages 23 through 62 and are incorporated herein by reference.

Item 9. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998 at pages 4 through 6.

ITEM 11. EXECUTIVE COMPENSATION.

     The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998 at pages 7 through 14.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998, at pages 2 through 5.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 29, 1998, at page 14.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)  The following documents are filed as a part of this report:

            (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders:

                                                                  PAGE

Independent Auditors' Report....................................   23

Consolidated Balance Sheets as of
  December 31, 1997 and 1996....................................   24

Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995..............................   25

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 1997, 1996 and 1995..............  26-28

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1997, 1996 and 1995........................  29-30

Notes to Consolidated Financial Statements......................  31-62


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

       3.1     Restated Certificate of Incorporation of BostonFed Bancorp, Inc.*
       3.2     Bylaws of BostonFed Bancorp, Inc.*
       4.0     Stock Certificate of BostonFed Bancorp, Inc.*
       10.1 Employment Agreement between BFS and David F. Holland and Employment Agreement between the Company and David F. Holland*
       10.2 Employment Agreement between Bank and David P. Conley and Employment Agreement between the Company and David P. Conley*
       10.3 Employment Agreement between Bank and John A. Simas and Employment Agreement between the Company and John A. Simas*
       10.4 Form of Change in Control Agreement between BFS and Executive and between the Company and Executive*
       10.5    Boston Federal Savings Bank Employee Severance Compensation Plan*
       10.6    Employee Stock Ownership Plan and Trust*
       10.7    BostonFed Bancorp, Inc. 1996 Stock-Based Incentive Plan**
       10.8    BostonFed Bancorp, Inc. 1997 Stock Option Plan***
       11.0 Computation of earnings per share (see consolidated statement of Income on page 25 of Annual Report)
       13.0    1997 Annual Report to Stockholders (filed herewith)
       21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
       23.0    Consent of Independent Accountant (filed herewith)
       27.0    Financial Data Schedule (filed herewith)
       99.0 Proxy Statement for 1998 Annual Meeting (previously filed on March 27, 1998)

       -----------------------------
       * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 33-94860.
      ** Incorporated herein by reference into this document from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated March 20, 1996.
     *** Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated March 28, 1997.
    (b)    Reports on Form 8-K.
           No reports on Form 8-K were filed by the Company in the last quarter of 1997.

     SIGNATURES Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BOSTONFED BANCORP, INC.


                                      By:/s/ David F. Holland
                                         ------------------------
                                         David F. Holland
                                         President and Chief Executive Officer
DATED: 3/30/98


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                             Title                                          Date
----                             -----                                          ----
                                                                                 3/30/98
/s/ David F. Holland             President, Chief Executive Officer             ---------------
-------------------------        and Chairman of the Board
David F. Holland

                                                                                 3/30/98
/s/ David P. Conley              Director, Executive Vice President,            ---------------
-------------------------        Assistant Treasurer and Assistant Secretary
David P. Conley

                                                                                 3/30/98
/s/ John A. Simas                Executive Vice President,                      ---------------
-------------------------        Corporate Secretary and Chief Financial
John A. Simas                    Officer (Principal accounting officer)


                                                                                 3/30/98
/s/ Edward P. Callahan           Director                                       ---------------
-------------------------
Edward P. Callahan

                                                                                 3/30/98
/s/ Richard J. Dennis, Sr.       Director                                       ---------------
-------------------------
Richard J. Dennis, Sr.

                                                                                 3/30/98
/s/ Charles R. Kent              Director                                       ---------------
------------------------
Charles R. Kent

                                                                                 3/30/98
/s/ W. Robert Mill               Director                                       ---------------
------------------------
W. Robert Mill

                                                                                 3/30/98
/s/ Irwin W. Sizer               Director                                       ---------------
------------------------
Irwin W. Sizer