Form 10-Q
period 1998-03-31
BOSTONFED BANCORP INC
filed 1998-05-15
CIK 948515

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:              March 31, 1998
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

                                  (781) 273-0300
________________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 1998: 5,422,637.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            March 31, 1998 (unadudited) and December 31, 1997       2

            Consolidated Statements of Operations for the Three
            Months ended March 31, 19987 and 1997 (unaudited)       3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Three Months ended
            March 31, 1998 (unaudited)                              4

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 1998 and 1997 (unaudited)  5 - 6

            Notes to Consolidated Financial Statements              7 - 8

            Average Balances and Yield / Costs                      9

 Item 2.    Management's Discussion and Analysis of Financial

            Condition and Results of Operations                     10 - 15


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                             16 - 17





PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                       17

 Item 2.    Changes in Securities                                   17

 Item 3.    Defaults Upon Senior Securities                         17

 Item 4.    Submission of Matters to a Vote of Security Holders     17

 Item 5.    Other Information                                       18

 Item 6.    Exhibits and Reports on Form 8-K                        18

 Signature Page                                                     19

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                  (Dollars in Thousands, Except Per Share Data)

                                                   March 31,   December 31,
                                                     1998          1997
                                                  -----------  --------------
Assets                                            (Unaudited)
------------
Cash and cash equivalents                            $ 27,301   $  24,690
Investment securities available for sale
  (amortized cost of $51,758 and $31,554 at
  March 31, 1998 and December 31, 1997
  respectively)                                        51,752      31,767
Investment securities held to maturity (fair
  value of $14,013 and $20,630 at March 31, 1998
  and December 31, 1997, respectively)                 13,987      20,630
Mortgage-backed securities available for sale
  (amortized cost of $17,214 and $19,007 at
  March 31, 1998 and December 31, 1997,
  respectively)                                        17,256      19,125
Mortgage-backed securities held to maturity (fair
  value of $37,127 and $38,903 at March 31, 1998
  and December 31, 1997, respectively)                 36,548      38,350
Mortgage loans held for sale                           32,762       9,817
Loans, net of allowance for loan losses of $7,140
  and $6,600 at March 31, 1998 and December 31,
  1997, respectively                                  813,590     791,728
Accrued interest receivable                             5,297       5,163
Stock in FHLB of Boston and Federal Reserve Bank       16,613      16,613
Premises and equipment                                  6,688       6,842
Real estate owned                                         195         195
Other assets                                            9,610       9,760
                                                     --------    --------
            Total assets                           $1,031,599    $974,680
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $651,032    $619,821
 Federal Home Loan Bank advances                      284,500     256,500
 Securities sold under agreements to repurchase         3,500       7,140
 Advance payments by borrowers for taxes
  and insurance                                         3,491       3,133
 Other liabilities                                      7,837       6,475
                                                      -------     -------
            Total liabilities                         950,360     893,069
                                                      -------     -------
Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued (5,422,637 and
  5,520,437 shares outstanding, respectively)              66          66
 Additional paid-in capital                            65,497      65,282
 Retained earnings                                     40,147      38,645
 Accumulated other comprehensive income                    38         242
  Less Treasury Stock, (1,166,980 shares and
   1,069,180 shares, respectively), at cost           (20,228)    (18,146)
  Less unallocated ESOP shares                         (3,174)     (3,174)
  Less unearned Stock-Based Incentive Plan             (1,107)     (1,304)
                                                      --------    --------
            Total stockholders' equity                 81,239      81,611
                                                      --------    --------
Total liabilities and stockholders' equity         $1,031,599    $974,680
                                                      ========    ========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, except per share amount)

                                 Three Months Ended
                                 ------------------
                                 3/31/98    3/31/97
                                 ------------------

                                    (Unaudited)

Interest income:
 Loans                          $ 15,849  $  13,786
 Mortgage-backed securities          941      1,131
 Investment securities             1,411      1,080
                                 -------    -------
   Total interest income          18,201     15,997
                                 -------    -------
Interest expense:
 Deposit accounts                  5,694      4,172
 Borrowed funds                    4,303      4,685
                                 -------    -------
   Total interest expense          9,997      8,857
                                 -------    -------
Net interest income                8,204      7,140
Provision for loan losses            403        425
                                 -------    -------
 Net interest
   income after provision          7,801      6,715
Non-interest income:
 Loan processing and servicing
   fees                              144        299
 Gain on sale of loans               655        130
 Deposit service fees                409        381
 Other                               196        185
                                 -------    -------
Total non-interest income          1,404        995
                                 -------    -------
Non-interest expense:
 Compensation and benefits         3,410      3,240
 Occupancy and equipment             774        696
 Federal deposit insurance
  premiums                            79         71
 Real estate operations              (14)      (891)
 Other                             1,731      1,349
                                 -------    -------
  Total non-interest expense       5,980      4,465
                                 -------    -------
Income before income taxes         3,225      3,245
Income tax expense                 1,336      1,331
                                 -------    -------
Net income                      $  1,889   $  1,914
                                 =======    =======

Basic earnings per share           $0.37      $0.33
Diluted earnings
  per share                        $0.35      $0.33
Basic weighted average shares
  outstanding                  5,166,072  5,737,482
Common stock equivalents
  due to dilutive effect
  of stock options               261,588    123,851
Diluted total weighted average
  shares outstanding           5,427,660  5,861,333

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                        (In Thousands)
                              Three Months Ended March 31, 1998
                                          (Unaudited)

                                                                                                    Unearned
                                                                         Accumulated                 Stock-
                                        Additional                          other     Unallocated    Based      Total
                                Common    paid-in   Retained  Treasury  Comprehensive   ESOP       Incentive  stockholders'
                                stock     capital   earnings    Stock       income     shares         Plan       equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1997    $ 66      65,282     38,645    (18,146)       242         (3,174)      (1,304)      81,611

Net income                       - -         - -      1,889       - -          - -           - -        - -          1,889

Change in net unrealized loss on
 investments available for sale
 (net of tax benefit of $89)     - -         - -        - -       - -         (204)          - -        - -           (204)
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          1,685

Cash dividends declared and
 paid ($0.07 per share)          - -         - -       (387)      - -          - -           - -        - -           (387)

Common Stock repurchased
 (98,200 shares at an average
  price of $21.27 per share)     - -         - -        - -     (2,089)        - -           - -        - -         (2,089)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         197           197

Options exercised                - -          (2)       - -         7          - -           - -        - -              5

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         217        - -       - -          - -           - -        - -            217
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at March 31, 1998       $ 66      65,497     40,147    (20,228)         38         (3,174)     (1,107)      81,239
                               -------    -------   --------   ---------    ---------      --------   ---------    --------


See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Three Months Ended
                                                         March 31,
                                                    1998          1997
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    1,889    $    1,914
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                  326           261
      Earned SIP shares                                197           351
      Appreciation in fair value of shares
       charged to expense for compensation plans       217           207
      Provision for loan losses                        403           425
      Loans originated for sale                   (103,031)      (24,185)
      Proceeds from sale of loans                   81,241        18,717
      Provision for valuation allowance
       for real estate owned                             -            57
      Gain on sale of real estate held
       for development                                   -          (898)
      Gain on sale of real estate
       acquired through foreclosure                    (16)         (154)
      Gain on sale of loans                           (655)         (130)
      Increase in accrued interest receivable         (134)         (295)
      Decrease in prepaid expenses
       and other assets, net                            96         1,831
      Increase in accrued expenses and
       other liabilities, net                        1,448             5
                                                   --------       -------
          Net cash used in
           operating activities                    (18,019)       (1,894)
                                                   -------       -------

Cash flows from investing activities:
  Net cash of acquired institution                       -        11,908
  Proceeds from maturities of investment
   securities held to maturity                       6,150         3,100
  Proceeds from maturities of investment
   securities available for sale                         -         1,000
  Purchase of investment securities
   available for sale                              (20,187)          (16)
  Purchase of investment securities
   held to maturity                                      -        (2,000)
  Principal payments on mortgage-backed
   securities available for sale                     1,776             -
  Principal payments on mortgage-
   backed securities held to maturity                1,799         1,839
  Increase in loans, net                           (22,265)       (4,132)
  Purchases of premises and equipment                 (117)         (117)
  Proceeds from sale of real estate owned               16         1,025
  Additional investment in real estate owned             -            (2)
  Proceeds from sale of real estate held for
   development                                           -         2,102
                                                    -------       -------
       Net cash provided by (used in)
         investing activities                      (32,828)       14,707
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                  For the Three Months Ended
                                                         March 31,
                                                    1998            1997
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase (decrease) in deposit accounts         31,211        (9,008)
    Repayments of securities sold under
     agreement to repurchase                        (3,640)            -
    Proceeds from securities sold under
     agreements to repurchase                            -        18,361
    Repayments of Federal Home Loan
     Bank advances                                (104,502)      (59,000)
    Proceeds from Federal Home Loan
     Bank advances                                 132,502        45,000
    Cash dividends paid                               (387)         (313)
    Common stock repurchased                        (2,089)       (4,722)
    Options exercised                                    5             -
    Increase in advance payments by
     borrowers for taxes and insurance                 358           272
                                                  --------       -------

         Net cash provided by (used in)
            financing activities                    53,458        (9,410)
                                                   -------       -------

         Net increase
          in cash and cash equivalents               2,611         3,403


Cash and cash equivalents at beginning of quarter   24,690        18,278
                                                   -------       -------

Cash and cash equivalents at end of quarter     $   27,301    $   21,681
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments (refunds received) during
      the quarter for:

       Interest                                 $    9,008     $   8,787
                                                   =======       =======

       Taxes                                    $    1,390     $     478
                                                   =======       =======

Supplemental schedule of non-cash
 investing activities:
       Transfers of mortgage
        loans to real estate owned             $         -     $      98
                                                   =======       =======
See accompanying condensed notes to consolidated financial statements.
                                      6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS") and BF Funding Corporation as of March 31, 1998 and December 31, 1997 and for the three- month periods ended March 31, 1998 and 1997, and the accounts of its wholly-owned subsidiary, Broadway National Bank ("BNB") effective at close of business February 7, 1997 through March 31, 1998. Broadway Capital Corporation, the former holding company of Broadway National Bank, was merged into BostonFed effective May 28, 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

     At March 31, 1998, the Company had commitments of $60.6 million to originate mortgage loans and $4.9 million to purchase loans from correspondent lenders. Of these $65.5 million commitments, $34.8 million were adjustable rate mortgage loans at rates ranging from 6.00% to 10.00% and $30.7 million were fixed rate mortgage loans with interest rates ranging from 6.00% to 9.00%. The Company also had commitments to sell $53.8 million of mortgage loans.

     At March 31, 1998, the Company was servicing first mortgage loans of approximately $565.9 million, which are either partially or wholly-owned by others.

NOTE 3:  LEGISLATIVE MATTERS

     The proposed legislation regarding elimination of the federal thrift charter and related issues remains pending before Congress. The Company is unable to predict whether such legislation will be enacted, the extent to which the legislation would restrict or disrupt its operations or whether the BIF and SAIF funds will eventually merge. See Form 10-K for the fiscal year ended December 31, 1997 for a discussion of the proposed legislation.


NOTE 4:  ACQUISITIONS (Unaudited)

     On February 7, 1997 the Company acquired BNB, headquartered in Chelsea, Massachusetts. The purchase price was $22 million and was accounted for using the purchase method of accounting. The results of operations include the effect of the purchase beginning February 8, 1997. In connection with the acquisition, the fair value of assets acquired and liabilities assumed were as follows:

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

                                         Three Months Ended
                                               3/31/97
                                         ------------------
                                         (In thousands except
                                           per share amounts)
Total interest and dividend
 income and total
 non-interest income                         $ 17,933
Net income                                   $  2,065
Basic Earnings per share                       $ 0.36
Diluted Earnings per share                     $ 0.35

                                                BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the three months ended March 31:                             1998                                       1997
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  91,998      $ 1,411      6.13%         $  72,430       $ 1,080       5.96%
 Loan, net and mortgage loans held for sale (2)   820,187       15,849      7.73%           722,983        13,786       7.63%
 Mortgage-backed securities (3)                    56,243          941      6.69%            65,883         1,131       6.87%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  968,428       18,201      7.52%           861,296        15,997       7.43%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       41,397                                    38,224
                                               ----------                                  ---------
   Total assets                               $ 1,009,825                                 $ 899,520
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  63,640          470      2.95%         $  57,306           421       2.94%
 Savings accounts                                 117,551          730      2.48%           107,326           657       2.45%
 NOW accounts                                     102,993          296      1.15%            85,425           234       1.10%
 Certificate accounts                             290,692        4,198      5.78%           206,905         2,860       5.53%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          574,876        5,694      3.96%           456,962         4,172       3.65%
 Borrowed Funds (4)                               290,327        4,303      5.93%           319,013         4,685       5.87%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             865,203        9,997      4.62%           775,975         8,857       4.57%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  60,662                                    35,936
                                                ----------                                 ---------
   Total liabilities                              925,865                                   811,911
                                                ----------                                 ---------
 Stockholders' equity                              83,960                                    87,609
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                      $ 1,009,825                                 $ 899,520
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 8,204      2.90%                         $ 7,140       2.86%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.39%                                       3.32%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.93%                                   111.00%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.91% and 5.87% for the three months ended March 31, 1998 and March 31, 1997, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL POSITION
                              AND RESULTS OF OPERATIONS


A.  GENERAL

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered community savings bank and Broadway National Bank, a nationally chartered commercial bank. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency. Substantially all of the Company's business is coordinated through its subsidiary banks and references herein to "Company" include the banks as approprate. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans. Since the acquisition of BNB was consummated at the close of business on February 7, 1997, the financial statements of the Company and the following discussion regarding the Company's financial condition at March 31, 1998 and December 31, 1997, and the results of operations for the three-months ended March 31, 1998 and 1997 includes information and data of BNB from February 8, 1997 through March 31, 1998.

     Included in other non-interest expenses for the quarters ended March 31, 1998 and 1997 are charges incurred in connection with the modification or replacement of software or hardware in order for the Company's computer and related systems to properly recognize dates beyond December 31, 1999. The Company has completed its assessment of Year 2000 issues, developed a plan, and arranged for the required resources to complete the necessary remediation efforts.

     The Company is utilizing both internal and external resources to reprogram, or replace and test hardware and software for Year 2000 modifications. The Company plans to complete changes and testing for mission critical systems by December 31, 1998, a date prior to any impact on its operating systems. Testing of non-critical applications will continue into 1999 and will be completed prior to any impact on operating systems. The total cost of the Year 2000 project is estimated at $300,000 to $500,000. Through March 31, 1998 the Company expensed approximately $60,000 to date toward the assessment and remediation efforts of the Year 2000 project. The Company will incur costs through the Year 2000, but does not anticipate that material incremental costs will be incurred in any single period.

     A significant portion of the costs associated with the Year 2000 project are not expected to be incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources.

     The Company has initiated formal communications with all of its significant vendors and service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues. The Company's total Year 2000 project costs and estimates include the estimated costs and time associated with the impact of third-party Year 2000 issues, based on information currently available. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remediated in a timely manner or that there will be no adverse effect on the Company's systems. Therefore, the Company could possibly be negatively impacted to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.
                                      10

B. FINANCIAL CONDITION


     Total assets at March 31, 1998 were $1.03 billion, compared to $974.7 million at December 31, 1997, an increase of $56.9 million or 5.8%. The major components of asset growth included investment securities available for sale, mortgage loans held for sale and loans, net of allowance for loan losses. Investment securities available for sale increased to $51.8 million at March 31, 1998 from $31.8 million at December 31, 1997 due to an investment in two mutual funds that invest primarily in government agency mortgage-backed securities. Mortgage loans held for sale increased from $9.8 million at December 31, 1997 to $32.8 million at March 31, 1998 due to the increased activity in the secondary market resulting from heavy volume of fixed-rate loan originations for sale. Loans, net of allowance for loan losses, increased by $21.9 million, or 2.8%, from a balance of $791.7 million at December 31, 1997 to $813.6 million at March 31, 1998, primarily due to growth in BFS's loan portfolio. Deposit accounts increased by $31.2 million from a balance of $619.8 million at December 31, 1997 to a balance of $651.0 million at March 31, 1998. The increase is mainly attributable to the successful roll-out of a new 15-month retail certificate of deposit acquisition program initiated by BFS. BNB's deposits also grew by $3.4 million during the quarter ended March 31, 1998. Federal Home Loan Bank advances increased by $28.0 million, to a balance of $284.5 million at March 31, 1998 from a balance of $256.5 million at December 31, 1997. These advances were used to fund the increase in investments available for sale and mortgage loans held for sale. Other borrowed money (repurchase agreements), which amounted to $7.1 million at December 31, 1997, were reduced to $3.5 million at March 31, 1998.

C.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained in excess of the required minimum levels of liquid assets at BFS as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 4%. At March 31, 1998 and December 31, 1997 BFS's liquidity ratio was 6.8% and 5.7% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The OCC does not have specific guidance for liquidity ratios for BNB, but does require banks to maintain reasonable and prudent liquidity levels. Management believes such levels have been maintained since the acquisition date.

     The Company's most liquid assets are cash, overnight federal funds sold, short-term investments and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1998, BFS' cash, short-term investments and loans and investments available for sale totaled $51.3 million or 5.8% of BFS's total assets. Additional investments were available which qualified for BFS's regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1998, BFS had $284.5 million in advances outstanding from the FHLB. The Company has also borrowed $3.5 million through repurchase agreements. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and repurchase agreements to supplement cash flow needs.

     At March 31, 1998, the Company had commitments to originate loans and unused outstanding lines of credit totaling $131.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from March 31, 1998, totaled $123.3 million.

     At March 31, 1998, the consolidated stockholders' equity to total assets ratio was 7.9%. As of March 31, 1998, the Company, BFS and BNB exceeded all of their regulatory capital requirements. BFS's tier 1, total risk-based, and tier 1 risk-based capital ratios were 5.5%, 11.2% and 9.9%, respectively. BNB's respective capital ratios were 7.8%, 16.2% and 15.1%.

D.  COMPARISON OF THREE-MONTHS ENDED MARCH 31, 1998 AND 1997

   General

     Earnings for the quarter ended March 31, 1998 were $1.9 million, or $.37 basic earnings per share, $.35 per share on a diluted basis, compared to earnings of $1.9 million, or $.33 basic and diluted earnings per share for the first quarter of 1997. The first quarter of 1997 included increased earnings from real estate operations, totaling $891,000 (before income taxes), resulting primarily from the sale of a land sub-division owned by a subsidiary of BFS. The current quarter was positively impacted by increased gain on the sale of loans of $655,000 (before income taxes) compared to last year's comparable quarter gain on sale of loans totaling $130,000 (before income tax). The Company's annualized return on average assets was .75% and the annualized return on average stockholders' equity was 9.00% during the quarter ended March 31, 1998, compared to .85% and 8.74%, respectively, for the quarter ended March 31, 1997 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended March 31, 1998 increased by $2.2 million, or 13.8%, to $18.2 million, compared to the quarter ended March 31, 1997. The increase in interest income was primarily attributable to a $107.1 million increase in average interest-earning assets and a nine basis point increase in the average yield. The average yield on interest-earning assets increased to 7.52% for the three months ended March 31, 1998 from 7.43% for the three months ended March 31, 1997.

     Interest income on loans, net, for the quarter ended March 31, 1998 increased by $2.1 million, or 15.2%, to $15.8 million compared to $13.8 million for the same quarter in 1997. This increase was primarily attributable to an increase in average balances of $97.2 million. Additionally, the average yield on loans, net increased by ten basis points to 7.73% during the quarter ended
March 31, 1998, compared to 7.63% during the quarter ended March 31, 1997. Interest on mortgage-backed securities for the quarter ended March 31, 1998 decreased by $190,000 to $941,000, compared to $1.1 million for the same quarter in 1997. This decrease in income was due primarily to the $9.6 million lower average balance during the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. Additionally, the average yield declined by 18 basis points to an average of 6.69% during the quarter ended March 31, 1998, compared to the same quarter last year. Interest income from investment securities was $1.4 million during the first quarter of 1998, compared to $1.1 million for the comparable quarter in 1997. The average yield on investment securities increased by 17 basis points due to the high yields received by BFS on the two mutual funds it invested in during the quarter ended March 31, 1998. The average balance increased by $19.6 million to an average of $92.0 million during the quarter ended March 31, 1998, compared to an average balance of $72.4 million for the quarter ended March 31, 1997. The increase in the average balance also is primarily due to BFS's investment in these mutual funds.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended March 31, 1998 increased by $1.1 million or 12.4%, to $10.0 million compared to the quarter ended March 31, 1997. The increase in interest expense for the quarter ended March 31, 1998 was due primarily to an increase of $89.2 million in the average balance of interest-bearing liabilities which averaged $865.2 million during the current quarter, compared to an average balance of $776.0 million during the quarter ended March 31, 1997. A five basis point increase in the average cost of interest-bearing liabilities also contributed to the increase in interest expense. The average cost of interest-bearing liabilities increased to 4.62% during the quarter ended March 31, 1998, compared to 4.57% for last year's comparable quarter.

     Interest expense on deposit accounts was $5.7 million for the quarter ended March 31, 1998, an increase of $1.5 million from the $4.2 million for the quarter ended March 31, 1997. The increase in the expense was due to higher average deposit account balances of $117.9 million and a 31 basis point increase in the average cost of funds during the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The average balance of deposit accounts increased from $457.0 million for the quarter ending March 31, 1997 to an average balance of $574.9 million for the quarter ending March 31, 1998, mostly due to the successful roll-out of a new 15 month retail certificate of deposit acquisition program initiated by BFS during the first quarter of 1998. Interest expense on borrowed funds decreased from $4.7 million for the quarter ended March 31, 1997 to $4.3 million for the current quarter. The average cost of borrowed funds increased from 5.87% during the quarter ended March 31, 1997 to an average of 5.93% during the current quarter. The average balances decreased from $319.0 million during the first quarter of 1997 to an average balance of $290.3 million during the first quarter of 1998.

Net Interest Income

     Net interest income increased by $1.1 million during the first quarter of 1998, compared to the same quarter last year, due primarily to asset growth and an improvement in the net interest rate spread. The net interest rate spread of 2.90% for the quarter ended March 31, 1998 was four basis points higher than the 2.86% for the comparable quarter last year. The primary reason for the improvement in the net interest rate spread is the inclusion of BNB for a full quarter during the current quarter, whereas BNB is only included from February 8, 1997 forward during the quarter ended March 31, 1997. Commercial banks typically earn wider spreads. The net interest margin was similarly impacted and improved from 3.32% for the quarter ended March 31, 1997 to 3.39% for the first quarter of 1998.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $403,000 for the quarter ended March 31, 1998, compared to the $425,000 loan loss provision for the comparable quarter last year. The allowance for loan losses increased from $6.6 million at December 31, 1997 to $7.1 million at March 31, 1998 due to the year-to-date provision and net recoveries.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. In addition various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgements different from those of management. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At March 31, 1998, the Company classified $6.0 million of loans ($4.5 million of BFS and $1.5 million of BNB) as sub-standard compared to $5.8 million ($4.3 million of BFS and $1.5 million of BNB) at December 31, 1997. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at March 31, 1998 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at March 31, 1998 was $7.1 million, which represented 546.7% of non-performing loans or .84% of total loans, compared to $6.6 million at December 31, 1997, or 469.8% of non-performing loans and .82% of total loans.

     Non-performing loans at March 31, 1998 amounted to $1.3 million or .15% of total loans, compared to $1.4 million, or .17% of total loans, at December 31, 1997.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $50,000 and $46,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The amount of interest income that was recorded on these loans was $7,000 and $1,000 for the three-month periods ended March 31, 1998 and 1997, respectively.

     At March 31, 1998, loans characterized as impaired, (which include all non-performing loans and some other sub-standard assets), pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $2.1 million. All of the impaired loans have been measured using the fair value of the collateral method. During the three-months ended March 31, 1998, the average recorded value of impaired loans was $2.0 million, $46,000 interest income was recognized and $74,000 of interest income would have been recognized under the loans' original terms.

     At March 31, 1998 and at December 31, 1997, the Company had $195,000 in real estate owned. Further, at March 31, 1998 the Company also had restructured real estate loans amounting to $368,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the first quarter of 1998 increased by $409,000, or 41.1%, to $1.4 million from $995,000 for the three months ended March 31, 1997. The increase is mainly due to a $525,000 increase in gain on sale of loans resulting from favorable secondary market conditions, offset somewhat by lower loan processing and servicing fees due to an adjustment to reduce the valuation of originated mortgage servicing rights of $136,000 that was necessitated by faster loan prepayment speeds during the current quarter.

Non-Interest Expense

     Total non-interest expense was $6.0 million for the quarter ended March 31, 1998 compared to $4.5 million for the comparable quarter in 1997. Compensation and benefits increased by $170,000, or 5.2%, from $3.2 million for the quarter ended March 31, 1997 to $3.4 million for the quarter ended March 31, 1998. The major reasons for this increase were due to inclusion of $547,000 of BNB's compensation and benefits expense for the current quarter, whereas BNB's compensation and benefits of $343,000 for the comparable quarter last year were only for the period of February 8, 1997 through March 31, 1997. Additionally, normal year-end salary increases became effective during the current quarter, higher incentive pay was incurred for loan originators and the ESOP expense was also higher due to the increase in the Company's stock price. These increases were partially offset by a $261,000 decrease in the cost of the stock-based incentive plan. Increases in the market value of ESOP shares, charged to compensation expense, are credited to Additional Paid in Capital in accordance with generally accepted accounting principles. Real estate operations provided income of $14,000 during the quarter ended March 31, 1998 due to gains on the sale of real estate owned properties. Income of $891,000 was recognized during the prior year's comparable quarter due primarily to the sale of a sub-division owned by a subsidiary of BFS. Other non-interest expenses increased to $1.7 million during the quarter ended March 31, 1998 from $1.3 million during the comparable quarter last year. The major reasons for the increase were consulting and legal costs incurred to assist in the implementation of certain tax planning strategies, and the inclusion of a full quarter of BNB's expenses for the current quarter.

Income Tax Expense

     Income tax expense for the quarters ended March 31, 1998 and 1997 amounted to $1.3 million each quarter. The effective income tax rates were 41% for both quarters.
                                      15

Item 3. MARKET RISK AND MANAGEMENT OF INTEREST RATE RISK

     The principal market risk affecting the Company is interest rate risk. The objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established a management Asset/Liability Committee that is responsible for reviewing the Company's asset/ liability policies and interest rate risk position. The Committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one- to four-family mortgage loans; (2) generally selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 15 years while generally retaining the servicing rights thereof; (3) primarily investing in investment securities or mortgage- backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing FHLB advances to replace rate sensitive deposits. The volatile and generally rising rate environment of 1996 allowed the Company to originate record loan volume, the majority of loans originated were adjustable-rate loans, which were primarily retained for BFS's portfolio. Many of these loans, however, do not reprice until the third or fifth year of their term. As interest rates generally fell during the second half of 1997 and the first quarter of 1998, customer preference shifted to longer-term fixed rate mortgages, many of which were sold in the secondary market. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. These differences are a primary component of the risk to net interest income. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income.

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

     At March 31, 1998, the Company's one year gap was a positive 6.2% of total assets, compared to a positive 10.2% of total assets at December 31, 1997.

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

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results. See the Company's Form 10-K for the year ended December 31, 1997 for a detail of the GAP and NPV tables.





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

Item 5.  Other Information

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Certificate of Incorporation*
          3.2  Bylaws*
          27   Financial Data Schedule


* Incorporated herein to the Company's Registration Statement on Form S-1 (SEC No. 33-94860) originally filed on July 21, 1995

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  May 14, 1998                            By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  May 14, 1998                             By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                 Chief Financial Officer
                                                  and Corporate Secretary