Form 10-Q
period 1998-06-30
BOSTONFED BANCORP INC
filed 1998-08-14
CIK 948515

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:              June 30, 1998
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 1998: 5,393,137.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            June 30, 1998 (unadudited) and December 31, 1997        2

            Consolidated Statements of Operations for the Three and Six Months ended June 30, 1998 and 1997 (unaudited) 3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Six Months ended
            June 30, 1998 (unaudited)                               4

            Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 1998 and 1997 (unaudited)     5 - 6

            Notes to Consolidated Financial Statements              7 - 8

            Average Balances and Yield / Costs                      9 - 10

 Item 2.    Management's Discussion and Analysis of Financial

            Condition and Results of Operations                     11 - 17


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                             18 - 19





PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                       19

 Item 2.    Changes in Securities                                   19

 Item 3.    Defaults Upon Senior Securities                         19

 Item 4.    Submission of Matters to a Vote of Security Holders     19

 Item 5.    Other Information                                       20

 Item 6.    Exhibits and Reports on Form 8-K                        20

 Signature Page                                                     21

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                  (Dollars in Thousands, Except Per Share Data)

                                                    June 30,    December 31,
                                                      1998         1997
                                                  -----------  --------------
Assets                                            (Unaudited)
------------
Cash and cash equivalents                            $ 21,619   $  24,690
Investment securities available for sale
  (amortized cost of $52,090 and $31,554 at
  June 30, 1998 and December 31, 1997
  respectively)                                        52,124      31,768
Investment securities held to maturity (fair
  value of $13,029 and $20,630 at June 30, 1998
  and December 31, 1997, respectively)                 12,993      20,630
Mortgage-backed securities available for sale
  (amortized cost of $14,776 and $19,007 at
  June 30, 1998 and December 31, 1997,
  respectively)                                        14,866      19,125
Mortgage-backed securities held to maturity (fair
  value of $33,317 and $38,903 at June 30, 1998
  and December 31, 1997, respectively)                 32,799      38,350
Mortgage loans held for sale                           29,317       9,817
Loans, net of allowance for loan losses of $7,459
  and $6,600 at June 30, 1998 and December 31,
  1997, respectively                                  855,494     791,728
Accrued interest receivable                             5,472       5,163
Stock in FHLB of Boston and Federal Reserve Bank       16,613      16,613
Premises and equipment                                  6,760       6,842
Real estate owned                                          99         195
Other assets                                           10,051       9,759
                                                     --------    --------
            Total assets                           $1,058,207    $974,680
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $652,308    $619,821
 Federal Home Loan Bank advances                      314,061     256,500
 Securities sold under agreements to repurchase             0       7,140
 Advance payments by borrowers for taxes
  and insurance                                         2,870       3,133
 Other liabilities                                      6,414       6,475
                                                      -------     -------
            Total liabilities                         975,653     893,069
                                                      -------     -------
Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued (5,393,137 and
  5,520,437 shares outstanding, respectively)              66          66
 Additional paid-in capital                            66,080      65,282
 Retained earnings                                     41,408      38,645
 Accumulated other comprehensive income                    74         242
  Less Treasury Stock, (1,196,480 shares and
   1,069,180 shares, respectively), at cost           (20,941)    (18,146)
  Less unallocated ESOP shares                         (3,174)     (3,174)
  Less unearned Stock-Based Incentive Plan               (959)     (1,304)
                                                      --------    --------
            Total stockholders' equity                 82,554      81,611
                                                      --------    --------
Total liabilities and stockholders' equity         $1,058,207    $974,680
                                                      ========    ========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, except per share amount)

                                 Three Months Ended        Six Months Ended
                                 ------------------       ------------------
                                 6/30/98    6/30/97       6/30/98    6/30/97
                                 ------------------       ------------------

                                                  (Unaudited)

Interest income:
 Loans                          $ 16,047  $  14,686      $ 31,896  $  28,472
 Mortgage-backed securities          856      1,073         1,797      2,204
 Investment securities             1,390      1,311         2,801      2,391
                                 -------    -------       -------    -------
   Total interest income          18,293     17,070        36,494     33,067
                                 -------    -------       -------    -------
Interest expense:
 Deposit accounts                  5,922      4,762        11,616      8,934
 Borrowed funds                    4,480      4,420         8,783      9,105
                                 -------    -------       -------    -------
   Total interest expense         10,402      9,182        20,399     18,039
                                 -------    -------       -------    -------
Net interest income                7,891      7,888        16,095     15,028
Provision for loan losses            342        455           745        880
                                 -------    -------       -------    -------
 Net interest
   income after provision          7,549      7,433        15,350     14,148
Non-interest income:
 Loan processing and servicing
   fees                              196        298           340        597
 Gain on sale of loans               771        252         1,426        382
 Deposit service fees                414        444           823        825
 Other                               205        187           401        372
                                 -------    -------       -------    -------
Total non-interest income          1,586      1,181         2,990      2,176
                                 -------    -------       -------    -------
Non-interest expense:
 Compensation and benefits         3,498      3,368         6,908      6,608
 Occupancy and equipment             810        846         1,584      1,542
 Federal deposit insurance
  premiums                            80         71           159        142
 Real estate operations              (24)      (219)          (38)    (1,110)
 Other                             1,729      1,430         3,460      2,779
                                 -------    -------       -------    -------
  Total non-interest expense       6,093      5,496        12,073      9,961
                                 -------    -------       -------    -------
Income before income taxes         3,042      3,118         6,267      6,363
Income tax expense                 1,239      1,413         2,575      2,744
                                 -------    -------       -------    -------
Net income                      $  1,803   $  1,705      $  3,692   $  3,619
                                 =======    =======       =======    =======

Basic earnings per share           $0.35      $0.30          $.72       $.63
Diluted earnings
  per share                        $0.33      $0.30          $.68       $.62
Basic weighted average shares
  outstanding                  5,106,663  5,579,032     5,136,368  5,658,257
Common stock equivalents
  due to dilutive effect
  of stock options               315,319    176,867       288,453    176,867
Diluted total weighted average
  shares outstanding           5,421,982  5,755,899     5,424,821  5,835,124

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                        (In Thousands)
                                Six Months Ended June 30, 1998
                                          (Unaudited)

                                                                                                    Unearned
                                                                         Accumulated                 Stock-
                                        Additional                          other     Unallocated    Based      Total
                                Common    paid-in   Retained  Treasury  Comprehensive   ESOP       Incentive  stockholders'
                                stock     capital   earnings    Stock       income     shares         Plan       equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1997    $ 66      65,282     38,645    (18,146)       242         (3,174)      (1,304)      81,611

Net income                       - -         - -      1,889       - -          - -           - -        - -          1,889

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $89)     - -         - -        - -       - -         (204)          - -        - -           (204)
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          1,685

Cash dividends declared and
 paid ($0.07 per share)          - -         - -       (387)      - -          - -           - -        - -           (387)

Common Stock repurchased
 (98,200 shares at an average
  price of $21.27 per share)     - -         - -        - -     (2,089)        - -           - -        - -         (2,089)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         197           197

Options exercised                - -          (2)       - -         7          - -           - -        - -              5

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         217        - -       - -          - -           - -        - -            217
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at March 31, 1998       $ 66      65,497     40,147    (20,228)         38         (3,174)     (1,107)      81,239
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Net income                       - -         - -      1,803       - -          - -           - -        - -          1,803

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $51)     - -         - -        - -       - -            36            - -        - -             36
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          1,839

Cash dividends declared and
 paid ($0.10 per share)          - -         - -       (542)      - -          - -           - -        - -           (542)

Common Stock repurchased
 (30,000 shares at an average
  price of $24.05 per share)     - -         - -        - -       (721)        - -           - -        - -           (721)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -        148            148

Options exercised                - -           1        - -         8          - -           - -        - -              9

Tax benefit of stock
  distributed relating to the
  stock-based incentive plan     - -         317        - -       - -          - -           - -        - -            317

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         265        - -       - -          - -           - -        - -            265
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at June 30, 1998        $ 66      66,080     41,408    (20,941)         74         (3,174)       (959)      82,554
                               -------    -------   --------   ---------    ---------      --------   ---------    --------








See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Six Months Ended
                                                         June 30,
                                                    1998          1997
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    3,692    $    3,619
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                  670           564
      Earned SIP shares                                345           603
      Appreciation in fair value of shares
       charged to expense for compensation plans       481           507
      Provision for loan losses                        745           880
      Loans originated for sale                   (182,855)      (54,708)
      Proceeds from sale of loans                  164,781        43,856
      Provision for valuation allowance
       for real estate owned                             -            57
      Gain on sale of real estate held
       for development                                   -          (898)
      Gain on sale of real estate
       acquired through foreclosure                    (32)         (433)
      Gain on sale of loans                         (1,426)         (382)
      Increase in accrued interest receivable         (309)         (755)
      Decrease(increase) in prepaid expenses
       and other assets, net                           (81)         2,389
      Decrease in accrued expenses and
       other liabilities, net                          (34)          (700)
                                                   --------       -------
          Net cash used in
           operating activities                    (14,023)       (5,401)
                                                   --------       -------

Cash flows from investing activities:
  Net cash of acquired institution                       -        11,908
  Proceeds from sale of mortgage-backed
   securities available for sale                         -         1,084
  Proceeds from maturities of investment
   securities held to maturity                       8,650         3,850
  Proceeds from maturities of investment
   securities available for sale                     3,000         2,000
  Purchase of investment securities
   available for sale                              (23,489)      (12,019)
  Purchase of investment securities
   held to maturity                                 (1,000)       (3,900)
  Purchase of mortgage-backed securities
   held to maturity                                   (997)            -
  Principal payments on mortgage-backed
   securities available for sale                     4,190         1,548
  Principal payments on mortgage-
   backed securities held to maturity                6,532         2,287
  Increase in loans, net                           (64,511)      (16,816)
  Purchases of premises and equipment                 (472)         (494)
  Proceeds from sale of real estate owned              128         2,360
  Additional investment in real estate owned             -            (2)
  Proceeds from sale of real estate held for
   development                                           -         2,102
                                                    -------       -------
       Net cash used in
         investing activities                      (67,969)       (6,092)
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                  For the Six Months Ended
                                                          June 30,
                                                    1998            1997
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    32,487        27,912
    Repayments of securities sold under
     agreement to repurchase                        (7,140)      (23,548)
    Proceeds from securities sold under
     agreements to repurchase                            -        28,685
    Repayments of Federal Home Loan
     Bank advances                                (224,518)     (144,250)
    Proceeds from Federal Home Loan
     Bank advances                                 282,079       140,500
    Cash dividends paid                               (929)         (731)
    Common stock repurchased                        (2,810)       (4,952)
    Options exercised                                   15             -
    Increase in advance payments by
     borrowers for taxes and insurance                (263)          (42)
                                                  --------       -------

         Net cash provided by
            financing activities                    78,921        23,574
                                                   -------       -------

         Net increase(decrease)
          in cash and cash equivalents              (3,071)       12,081


Cash and cash equivalents at January 1              24,690        18,278
                                                   -------       -------

Cash and cash equivalents at June 30            $   21,619    $   30,359
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the six months ended June 30, for:

       Interest                                 $   20,062     $  17,798
                                                   =======       =======

       Taxes                                    $    2,590     $     928
                                                   =======       =======

Supplemental schedule of non-cash
 investing activities:
       Transfers of mortgage
        loans to real estate owned             $         -     $     223
                                                   =======       =======
See accompanying condensed notes to consolidated financial statements.
                                      6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS") and BF Funding Corporation as of June 30, 1998 and December 31, 1997 and for the three- and six-month periods ended June 30, 1998 and 1997, and the accounts of its wholly-owned subsidiary, Broadway National Bank ("BNB") effective at close of business February 7, 1997 through June 30, 1998. Broadway Capital Corporation, the former holding company of Broadway National Bank, was merged into BostonFed effective May 28, 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which sets accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement is effective for years beginning January 1, 2000. The impact of adoption is not expected to be material to the Company.


NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

     At June 30, 1998, the Company had commitments of $67.9 million to originate mortgage loans and $4.1 million to purchase loans from correspondent lenders. Of these $72.0 million commitments, $44.3 million were adjustable rate mortgage loans at rates ranging from 5.13% to 10.00% and $27.7 million were fixed rate mortgage loans with interest rates ranging from 6.13% to 8.75%. The Company also had commitments to sell $53.8 million of mortgage loans.

     At June 30, 1998, the Company was servicing first mortgage loans of approximately $591.8 million, which are either partially or wholly-owned by others.

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

                                              Six Months Ended
                                             ------------------
                                                  6/30/97
                                             ------------------
                                    (In thousands except per share amounts)
Total interest and dividend
 income and total
 non-interest income                              $ 36,184
Net income                                        $  3,770
Net income per share                                $ 0.65

                                                  BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the quarter ended June 30:                             1998                                       1997
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  88,588      $ 1,390      6.28%         $  87,776       $ 1,311       5.97%
 Loan, net and mortgage loans held for sale (2)   853,276       16,047      7.52%           757,134        14,686       7.76%
 Mortgage-backed securities (3)                    51,148          856      6.69%            63,400         1,073       6.77%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  993,012       18,293      7.37%           908,310        17,070       7.52%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       41,963                                    41,125
                                               ----------                                  ---------
   Total assets                               $ 1,034,975                                 $ 949,435
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  63,220          467      2.95%         $  63,696           470       2.95%
 Savings accounts                                 116,211          718      2.47%           121,141           752       2.48%
 NOW accounts                                     105,331          300      1.14%            99,670           277       1.11%
 Certificate accounts                             304,069        4,437      5.84%           232,641         3,263       5.61%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          588,831        5,922      4.02%           517,148         4,762       3.68%
 Borrowed Funds (4)                               300,064        4,480      5.97%           297,514         4,420       5.94%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             888,895       10,402      4.68%           814,662         9,182       4.51%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  62,715                                    48,437
                                                ----------                                 ---------
   Total liabilities                              951,610                                   863,099
                                                ----------                                 ---------
 Stockholders' equity                              83,365                                    86,336
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                      $ 1,034,975                                 $ 949,435
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 7,891      2.69%                         $ 7,888       3.01%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.18%                                       3.47%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.71%                                   111.50%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.97% and 5.93% for the three months ended June 30, 1998 and June 30, 1997, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                                  BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the six months ended June 30:                             1998                                       1997
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  90,293      $ 2,801      6.20%         $  80,104       $ 2,391       5.97%
 Loan, net and mortgage loans held for sale (2)   836,732       31,896      7.62%           740,057        28,472       7.69%
 Mortgage-backed securities (3)                    53,695        1,797      6.69%            64,642         2,204       6.82%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  980,720       36,494      7.44%           884,803        33,067       7.47%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       41,680                                    39,674
                                               ----------                                  ---------
   Total assets                               $ 1,022,400                                 $ 924,477
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  63,430          937      2.95%         $  60,501           892       2.95%
 Savings accounts                                 116,881        1,448      2.48%           114,234         1,414       2.48%
 NOW accounts                                     104,162          596      1.14%            92,561           518       1.12%
 Certificate accounts                             297,380        8,635      5.81%           219,773         6,110       5.56%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          581,853       11,616      3.99%           487,069         8,934       3.67%
 Borrowed Funds (4)                               295,195        8,783      5.95%           308,263         9,105       5.91%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             877,048       20,399      4.65%           795,332        18,039       4.54%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  61,689                                    42,173
                                                ----------                                 ---------
   Total liabilities                              938,737                                   837,505
                                                ----------                                 ---------
 Stockholders' equity                              83,663                                    86,972
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                      $ 1,022,400                                 $ 924,477
                                                ==========                                 =========
 Net interest rate spread (5)                                  $16,095      2.79%                         $15,028       2.93%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.28%                                       3.40%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.82%                                   111.25%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.94% and 5.90% for the six months ended June 30, 1998 and June 30, 1997, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL POSITION
                              AND RESULTS OF OPERATIONS


A.  GENERAL

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered community savings bank and Broadway National Bank, a nationally chartered commercial bank. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency. Substantially all of the Company's business is coordinated through its subsidiary banks and references herein to "Company" include the banks as appropriate. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans. Since the acquisition of BNB was consummated at the close of business on February 7, 1997, the financial statements of the Company and the following discussion regarding the Company's financial condition at June 30, 1998 and December 31, 1997, and the results of operations for the three- and six- months ended June 30, 1998 and 1997 includes information and data of BNB from February 8, 1997 through June 30, 1998.

     Included in other non-interest expenses for the three- and six-month periods ended June 30, 1998 and 1997 are charges incurred in connection with the modification or replacement of software or hardware in order for the Company's computer and related systems to properly recognize dates beyond December 31, 1999.

     The impact of computer systems ability to process dates beyond 1999, the Year 2000 issue, creates a significant business challenge for the Company. The Company is addressing this issue as it affects all of its software, hardware and other systems to insure the Company is Year 2000 compliant. The Company has developed a plan that is based upon the FFIEC (Federal Financial Institutions Examination Council) recommended phases and time frames for insuring Year 2000 compliance. These phases include awareness, assessment, renovation, validation and implementation. The Company has completed the awareness phase through development of a Year 2000 committee and reporting structure. The assessment phase has been completed with a review of all software, hardware and business systems including an evaluation of the critical nature and year 2000 business risk that each application presents. The Company primarily utilizes third-party vendors for the processing of its critical data processing applications. The company is working closely with these critical vendors to monitor renovation and validation efforts to insure that the time frames set out in the Company's plan are met. The plan anticipates completion of renovations in 1998 and testing of all critical applications by March 31, 1999. The target date for completion of the implementation phase is June 30, 1999, a date prior to any anticipated impact on operating systems.

     In the event that the Company's third-party vendors do not successfully or timely achieve Year 2000 compliance, the Company's operations could be adversely effected. The Company is developing contingency plans in the event that one or all of these significant vendors fails to meet Year 2000 operating requirements. Further, the Company will seek alternative vendors should one of the critical vendors fail to achieve satisfactory Year 2000 compliance. In the event the Company's current third party data processing vendors were not to achieve Year 2000 compliance and the Company could not engage alternative vendors in a timely manner the Company's operations would be adversely impacted.

     The total cost of the Year 2000 project is estimated at $300,000 to $500,000 which includes estimated costs and time associated with third-party Year 2000 issues, based on information currently available. Through June 30, 1998 the Company has expensed approximately $75,000 to date toward the Year 2000 remediation efforts. A significant portion of the costs associated with the year 2000 project are not expected to be incremental to the Company, but rather represent a reprioritization of existing internal systems technology.

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

B. FINANCIAL CONDITION


     Total assets at June 30, 1998 were $1.06 billion, compared to $974.7 million at December 31, 1997, an increase of $83.5 million or 8.6%. The major components of asset growth included investment securities available for sale, mortgage loans held for sale and loans, net of allowance for loan losses. Investment securities available for sale increased to $52.1 million at June 30, 1998 from $31.8 million at December 31, 1997 due to an investment in two mutual funds that invest primarily in government agency mortgage-backed securities. Mortgage loans held for sale increased from $9.8 million at December 31, 1997 to $29.3 million at June 30, 1998 due to the increased activity in the secondary market resulting from heavy volume of fixed- and adjustable-rate loan originations for sale. Loans, net of allowance for loan losses, increased by $63.8 million, or 8.1%, from a balance of $791.7 million at December 31, 1997 to $855.5 million at June 30, 1998, primarily due to growth in BFS's loan portfolio. Deposit accounts increased by $32.5 million from a balance of $619.8 million at December 31, 1997 to a balance of $652.3 million at June 30, 1998. The increase is mainly attributable to the successful roll-out of a new 15-month retail certificate of deposit acquisition program initiated by BFS. BNB's deposits also grew by $3.0 million during the six-months ended June 30, 1998. Federal Home Loan Bank advances increased by $57.6 million, to a balance of $314.1 million at June 30, 1998 from a balance of $256.5 million at December 31, 1997. These advances were used to fund the increase in investments available for sale and mortgage loans held for sale. Other borrowed money (repurchase agreements), which amounted to $7.1 million at December 31, 1997, were repaid during the six-months ended June 30, 1998.

C.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained in excess of the required minimum levels of liquid assets at BFS as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 4%. At June 30, 1998 and December 31, 1997 BFS's liquidity ratio was 5.6% and 5.7% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The OCC does not have specific guidance for liquidity ratios for BNB, but does require banks to maintain reasonable and prudent liquidity levels. Management believes such levels have been maintained since the acquisition date.

     The Company's most liquid assets are cash, overnight federal funds sold, short-term investments and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998, BFS' cash, short-term investments and loans and investments available for sale totaled $47.3 million or 5.2% of BFS's total assets. Additional investments were available which qualified for BFS's regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1998, BFS had $314.1 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and repurchase agreements to supplement cash flow needs.

     At June 30, 1998, the Company had commitments to originate loans and unused outstanding lines of credit totaling $126.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 1998, totaled $149.8 million.

     At June 30, 1998, the consolidated stockholders' equity to total assets ratio was 7.8%. As of June 30, 1998, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated Tier 1 capital, total capital and Tier 1 leverage ratios were 14.0%, 15.2% and 7.7%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 5.4%, 10.8%, 9.6% and 5.4%, respectively. BNB's respective capital ratios were 9.3%, 16.2%, 15.2%, and 7.5%.

D.  COMPARISON OF THREE- AND SIX-MONTHS ENDED JUNE 30, 1998 AND 1997

   General

     Earnings for the quarter ended June 30, 1998 were $1.8 million, or $.35 basic earnings per share, $.33 per share on a diluted basis, compared to earnings of $1.7 million, or $.30 basic and diluted earnings per share for the second quarter of 1997. Earnings for the six-months ended June 30, 1998 were $3.7 million or $.72 basic earnings per share, $.68 per share on a diluted basis, compared to earnings of $3.6 million or $.63 basic earnings per share, $.62 per share on a diluted basis during the six-months ended June 30, 1997. Earnings for the first six months of 1997 were enhanced by earnings of $1.1 million (before income taxes) from real estate operations, which included a gain of $891,000 (before income taxes), from the sale of a land sub-division owned by a subsidiary of BFS. The current six months were also positively impacted by gain on sale of loans of $1.4 million (before income taxes) compared to last year's first six months gain on sale of loans totaling $382,000 (before income tax). The Company's annualized return on average assets was .72% and the annualized return on average stockholders' equity was 8.83% during the six-months ended June 30, 1998, compared to .78% and 8.32%, respectively, for the six-months ended June 30, 1997 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended June 30, 1998 increased by $1.2 million, or 7.0%, to $18.3 million, compared to the quarter ended June 30, 1997. The increase in interest income was primarily attributable to a $84.7 million increase in average interest-earning assets, offset by a 15 basis point decrease in the average yield. The average yield on interest-earning assets decreased to 7.37% for the three months ended June 30, 1998 from 7.52% for the three months ended June 30, 1997. For the first half of 1998, total interest income was $36.5 million, compared to $33.1 million for the same period in 1997. The major reason for the increase was also the increased average balances of interest-earning assets which were $980.7 million during the six-months ended June 30, 1998, compared to $884.8 million during the comparable period in 1997. The average yields during the six-months ending June 30, 1998 and 1997 were 7.44% and 7.47%, respectively.

     Interest income on loans, net, for the quarter ended June 30, 1998 increased by $1.3 million, or 8.8%, to $16.0 million compared to $14.7 million for the same quarter in 1997. On a year to date basis, interest income on loans. net, increased $3.4 million to $31.9 million from the $28.5 million earned during the first half of 1997. The increase in interest income from loans, net, for the quarter and six months ended June 30, 1998, compared to the same periods last year, was primarily attributable to increases in average balances of $96.1 million and $96.7 million, respectively. The earnings impact of higher balances of loans, net was partially offset by declines in the average yield on loans, net which decreased by 24 basis points to 7.52% during the quarter ended June 30, 1998, compared to 7.76% during the quarter ended June 30, 1997. On a year to date basis, the yield on loans, net, decreased from 7.69% for the six months ended June 30, 1997, to 7.62% during the current year period. Interest on mortgage-backed securities for the quarter ended June 30, 1998 decreased by $217,000 to $856,000, compared to $1.1 million for the same quarter in 1997. This decrease in income was due primarily to the $12.3 million lower average balance during the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. Additionally, the average yield declined by 8 basis points to an average of 6.69% during the quarter ended June 30, 1998, compared to the same quarter last year. On a year to date basis, interest on mortgage-backed securities was $1.8 million, compared to last year's comparable period total of $2.2 million, also due to declines in average balances and yields. The average balance of mortgage-backed securities declined by $10.9 million to $53.7 million for the six-months ended June 30, 1998 compared to the prior year period average balance of $64.5 million. Average yields were also lower by 13 basis points during the current period.

     Income from investment securities was $1.4 million during the second quarter of 1998, compared to $1.3 million for the comparable quarter in 1997. On a year to date basis, income from investment securities was $2.8 million and $2.4 million, respectively for the six-months ended June 30, 1998 and 1997. The average yield on investment securities increased by 31 and 23 basis points, respectively, in the current three- and six-month periods, compared to last year's periods due to the higher yields received by BFS on the two mutual funds it invested in January, 1998. The average balance increased by $812,000 to an average of $88.6 million during the quarter ended June 30, 1998, compared to an average balance of $87.8 million for the quarter ended June 30, 1997. For the six-months ended June 30, 1998, the average investment securities balance was $90.3 million, compared to $80.1 for the prior period. The increase in the average balance also is primarily due to BFS's investment in the mutual funds previously mentioned.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended June 30, 1998 increased by $1.2 million or 13.0%, to $10.4 million compared to the quarter ended June 30, 1997. The increase in interest expense for the quarter ended June 30, 1998 was due primarily to an increase of $74.2 million in the average balance of interest-bearing liabilities which averaged $888.9 million during the current quarter, compared to an average balance of $814.7 million during the quarter ended June 30, 1997. A 17 basis point increase in the average cost of interest-bearing liabilities also contributed to the increase in interest expense. The average cost of interest-bearing liabilities increased to 4.68% during the quarter ended June 30, 1998, compared to 4.51% for last year's comparable quarter. On a year to date basis, interest expense on interest-bearing liabilities totaled $20.4 million, compared to last year's to date total of $18.0 million, a 13.3% increase. The increase was caused by the combined effects of an 11 basis point increase in the average cost of funds and an increase of $81.7 million in average balances during the six months ended June 30, 1998, compared to the prior year period.

     Interest expense on deposit accounts was $5.9 million for the quarter ended June 30, 1998, an increase of $1.1 million from the $4.8 million for the quarter ended June 30, 1997. The increase in the expense was due to higher average deposit account balances of $71.7 million and a 34 basis point increase in the average cost of funds during the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. A major reason for the higher cost of funds is due to the Company's use of wholesale brokered certificates of deposit, which at June 30, 1998 amounted to $75 million compared to $35 million at June 30, 1997. The average balance of deposit accounts increased from $517.1 million for the quarter ending June 30, 1997 to an average balance of $588.8 million for the quarter ending June 30, 1998, mostly due to the successful roll-out of a new 15 month retail certificate of deposit acquisition program initiated by BFS during 1998. For the six-months ended June 30, 1998, interest expense on deposit accounts was $11.6 million, compared $8.9 million for the prior year period, an increase of $2.7 million or 30.3%. The increase was caused by the combined effects of higher average deposit account balances that averaged $581.9 million during the six-months ended June 30, 1998, compared to $487.1 million in the prior year period. Additionally, a 32 basis point increase in the average cost of deposit accounts also contributed to the increase in interest expense. Interest expense on borrowed funds increased from $4.4 million for the quarter ended June 30, 1997 to $4.5 million for the current quarter. The average cost of borrowed funds increased from 5.94% during the quarter ended June 30, 1997 to an average of 5.97% during the current quarter. The average balances increased from $297.5 million during the second quarter of 1997 to an average balance of $300.1 million during the second quarter of 1998. For the six-months ended June 30, 1998, interest expense on borrowed funds was $8.8 million, compared to $9.1 million for the six-months ended June 30, 1997. The reduction in interest expense on borrowed funds was caused by a $13.1 million decrease in the average balances from $308.3 million during the six-months ended June 30, 1997 to $295.2 million during the current period. The decrease was offset somewhat by a four basis increase in the cost of borrowed funds during the current quarter.

Net Interest Income

     Net interest income during the second quarter of 1998 was $7.9 million, the same as the second quarter of 1997 as industry-wide margin shrinkage was offset by net interest income earned from asset growth. On a year to date basis, net interest income was $16.1 million, compared to $15.0 million for the prior year to date. The net interest margin, at 3.18% for the quarter ended June 30, 1998 was 29 basis points lower than last year's comparable quarter. On a year to date basis, the net interest margin of 3.28% is 12 basis points lower than last year to date. The net interest margin was compressed due to the effects of a continuation of the relatively flat interest rate yield curve.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $342,000 for the quarter ended June 30, 1998, compared to the $455,000 loan loss provision for the comparable quarter last year. For the six months ended June 30, 1998 and 1997, the provision was $745,000 and $880,000, respectively. The allowance for loan losses increased from $6.6 million at December 31, 1997 to $7.5 million at June 30, 1998 due to the year-to-date provision and net recoveries.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. In addition various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgements different from those of management. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At June 30, 1998, the Company classified $5.5 million of loans ($4.3 million of BFS and $1.2 million of BNB) as sub-standard compared to $5.8 million ($4.3 million of BFS and $1.5 million of BNB) at December 31, 1997. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at June 30, 1998 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at June 30, 1998 was $7.5 million, which represented 500.3% of non-performing loans or .84% of total loans, compared to $6.6 million at December 31, 1997, or 469.8% of non-performing loans and .82% of total loans.

     Non-performing loans at June 30, 1998 amounted to $1.5 million or .17% of total loans, compared to $1.4 million, or .17% of total loans, at December 31, 1997.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $78,000 and $91,000 for the six-month periods ended June 30, 1998 and 1997, respectively. The amount of interest income that was recorded on these loans was $30,000 and $17,000 for the six-month periods ended June 30, 1998 and 1997, respectively.

     At June 30, 1998, loans characterized as impaired, (which include all non-performing loans and some other sub-standard assets), pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $2.0 million. All of the impaired loans have been measured using the fair value of the collateral method. During the six-months ended June 30, 1998, the average recorded value of impaired loans was $2.0 million, $59,000 interest income was recognized and $106,000 of interest income would have been recognized under the loans' original terms.

     At June 30, 1998 and at December 31, 1997, the Company had $99,000 and $195,000 in real estate owned, respectively. Further, at June 30, 1998 the Company also had restructured real estate loans amounting to $214,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the second quarter of 1998 increased by $405,000, or 34.3%, to $1.6 million from $1.2 million for the three months ended June 30, 1997. The increase is mainly due to a $519,000 increase in gain on sale of loans resulting from favorable secondary market conditions, offset somewhat by lower loan processing and servicing fees due to an adjustment to reduce the valuation of originated mortgage servicing rights of $45,000 that was necessitated by faster loan prepayment speeds during the current quarter. For the six-months ended June 30, 1998, total non-interest income increased to $3.0 million, compared to $2.2 million for the prior period due to the same reasons as for the current quarter. The adjustment to mortgage servicing rights for the six months ended June 30, 1998 was $181,000.

Non-Interest Expense

     Total non-interest expense was $6.1 million for the quarter ended June 30, 1998 compared to $5.5 million for the comparable quarter in 1997. Compensation and benefits increased by $130,000, or 3.9%, from $3.4 million for the quarter ended June 30, 1997 to $3.5 million for the quarter ended June 30, 1998 due to normal year over year increases. Increased ESOP expenses were offset by decreases in the cost of the stock-based incentive plan. On a year to date basis, compensation and benefits expense increased by $300,000 or 4.5%, to $6.9 million for the six-months ended June 30, 1998 compared to $6.6 million for the prior period. Real estate operations provided income of $24,000 during the quarter ended June 30, 1998 due to gains on the sale of real estate owned properties, compared to income of $219,000 during the prior year's comparable quarter, also due to gains on the sale of real estate owned properties. For the six months ended June 30, 1998, real estate operations earned $38,000 compared to earnings of $1.1 million for the six months ended June 30, 1997.
Approximately $891,000 of the $1.1 million was due to the sale of a land sub-division by a subsidiary of BFS during the first quarter of 1997. Other non-interest expenses increased to $1.7 million during the quarter ended June 30, 1998 from $1.4 million during the comparable quarter last year. The major reasons for the increase were consulting and legal costs incurred to assist in the implementation of certain tax planning strategies, and the inclusion of a full six months of BNB's expenses for the current period.

Income Tax Expense

     Income tax expense for the quarter ended June 30, 1998 was $1.2 million, compared to $1.4 million for the quarter ended June 30, 1997. The effective income tax rate was 40.7% during the current quarter, compared to 45.3% for the quarter ended June 30, 1997. On a year to date basis, income tax expense was $2.6 million, for an effective rate of 41.1%, compared to $2.7 million for an effective rate of 43.1% for the six months ended June 30, 1997. As with the current quarter, the reason for the decreased tax expense and effective tax rates during the current six-months period is due to the implementation of tax saving strategies.

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

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one- to four-family mortgage loans; (2) generally selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 15 years while generally retaining the servicing rights thereof; (3) primarily investing in investment securities or mortgage- backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing FHLB advances to replace rate sensitive deposits. The volatile and generally rising rate environment of 1996 allowed the Company to originate record loan volume, the majority of loans originated were adjustable-rate loans, which were primarily retained for BFS's portfolio. Many of these loans, however, do not reprice until the third or fifth year of their term. As interest rates generally fell during the second half of 1997 and remained at a low level in the first half of 1998, customer preference shifted to longer-term fixed rate mortgages, many of which were sold in the secondary market. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. These differences are a primary component of the risk to net interest income. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income.

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

     At June 30, 1998, the Company's one year gap was a positive 11.1% of total assets, compared to a positive 10.2% of total assets at December 31, 1997.

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

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results. See the Company's Form 10-K for the year ended December 31, 1997 for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 1997.




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


       Not applicable


Item 3.  Defaults Upon Senior Securities


       Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

(A) The Annual Meeting of Stockholders of the Corporation was held on April 29, 1998.
(B) Directors elected at Annual Meeting:

(1) Election of Directors

Nominee                    Total Votes For        Total Votes Withheld

David F. Holland             4,946,387                 33,635
Irwin W. Sizer               4,943,056                 36,966

(2) Continuing Directors              Year Term Expires

     Edward P. Callahan                     2000
     David P. Conley                        1999
     Richard J. Dennis, Sr.                 2000
     Charles R. Kent                        2000
     W. Robert Mill                         1999

(C) Other matters submitted to a vote of the Stockholders of the Corporation:

Selection of Independent Auditors

Votes For      Votes Against        Abstentions    Broker Non-votes
4,939,917          7,747              12,358          20,000

Item 5.  Other Information

       Not applicable


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Certificate of Incorporation*
          3.2  Bylaws*
          27   Financial Data Schedule


* Incorporated herein to the Company's Registration Statement on Form S-1, as amended, (SEC No. 33-94860) originally filed on July 21, 1995

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  August 14, 1998                          By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  August 14, 1998                           By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Corporate Secretary