Form 10-Q
period 1998-09-30
BOSTONFED BANCORP INC
filed 1998-11-16
CIK 948515

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:              September 30, 1998
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 1998: 5,212,441.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            September 30, 1998 (unadudited) and December 31, 1997         2

            Consolidated Statements of Operations for the Three and Nine Months ended September 30, 1998 and 1997 (unaudited) 3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Nine Months ended
            September 30, 1998 (unaudited)                                4

            Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 1998 and 1997 (unaudited)     5 - 6

            Notes to Consolidated Financial Statements                    7 - 8

            Average Balances and Yield / Costs                            9 - 10

 Item 2.    Management's Discussion and Analysis of Financial

            Condition and Results of Operations                          11 - 17


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                  18 - 19





PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                           19

 Item 2.    Changes in Securities                                       19

 Item 3.    Defaults Upon Senior Securities                             19

 Item 4.    Submission of Matters to a Vote of Security Holders         19

 Item 5.    Other Information                                           20

 Item 6.    Exhibits and Reports on Form 8-K                            20

 Signature Page                                                         21

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                  (Dollars in Thousands, Except Per Share Data)

                                                  September 30, December 31,
                                                      1998         1997
                                                  -----------  --------------
Assets                                            (Unaudited)
------------
Cash and cash equivalents                            $ 27,611   $  24,690
Investment securities available for sale
  (amortized cost of $51,595 and $31,554 at
  September 30, 1998 and December 31, 1997
  respectively)                                        52,267      31,768
Investment securities held to maturity (fair
  value of $ 9,396 and $20,630 at September 30,
  1998 and December 31, 1997, respectively)             9,301      20,630
Mortgage-backed securities available for sale
  (amortized cost of $20,275 and $19,007 at
  September 30, 1998 and December 31, 1997,
  respectively)                                        20,476      19,125
Mortgage-backed securities held to maturity (fair
  value of $27,960 and $38,903 at September 30,
  1998 and December 31, 1997, respectively)            27,421      38,350
Mortgage loans held for sale                           27,412       9,817
Loans, net of allowance for loan losses of $7,929
  and $6,600 at September 30, 1998 and December 31,
  1997, respectively                                  891,098     791,728
Accrued interest receivable                             5,985       5,163
Stock in FHLB of Boston and Federal Reserve Bank       17,802      16,613
Premises and equipment                                  6,750       6,842
Real estate owned                                          58         195
Other assets                                           10,260       9,759
                                                     --------    --------
            Total assets                           $1,096,441    $974,680
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $676,236    $619,821
 Federal Home Loan Bank advances                      323,468     256,500
 Securities sold under agreements to repurchase             0       7,140
 Advance payments by borrowers for taxes
  and insurance                                         3,504       3,133
 Other liabilities                                      9,043       6,475
                                                      -------     -------
            Total liabilities                       1,012,251     893,069
                                                      -------     -------
Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued (5,368,341 and
  5,520,437 shares outstanding, respectively)              66          66
 Additional paid-in capital                            66,268      65,282
 Retained earnings                                     42,789      38,645
 Accumulated other comprehensive income                   515         242
  Less Treasury Stock, (1,221,276 shares and
   1,069,180 shares, respectively), at cost           (21,438)    (18,146)
  Less unallocated ESOP shares                         (3,174)     (3,174)
  Less unearned Stock-Based Incentive Plan               (836)     (1,304)
                                                      --------    --------
            Total stockholders' equity                 84,190      81,611
                                                      --------    --------
Total liabilities and stockholders' equity         $1,096,441    $974,680
                                                      ========    ========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, except per share amount)

                                 Three Months Ended        Nine Months Ended
                                 ------------------       ------------------
                                 9/30/98    9/30/97       9/30/98    9/30/97
                                 ------------------       ------------------

                                                  (Unaudited)

Interest income:
 Loans                          $ 16,876  $  15,111      $ 48,772  $  43,583
 Mortgage-backed securities          781      1,040         2,578      3,244
 Investment securities             1,397      1,391         4,198      3,782
                                 -------    -------       -------    -------
   Total interest income          19,054     17,542        55,548     50,609
                                 -------    -------       -------    -------
Interest expense:
 Deposit accounts                  6,170      4,970        17,786     13,904
 Borrowed funds                    4,887      4,630        13,670     13,735
                                 -------    -------       -------    -------
   Total interest expense         11,057      9,600        31,456     27,639
                                 -------    -------       -------    -------
Net interest income                7,997      7,942        24,092     22,970
Provision for loan losses            442        395         1,187      1,275
                                 -------    -------       -------    -------
 Net interest
   income after provision          7,555      7,547        22,905     21,695
Non-interest income:
 Loan processing and servicing
   fees                              191        321           531        918
 Gain on sale of loans               704        341         2,130        723
 Deposit service fees                419        442         1,242      1,268
 Other                               192        199           593        570
                                 -------    -------       -------    -------
Total non-interest income          1,506      1,303         4,496      3,479
                                 -------    -------       -------    -------
Non-interest expense:
 Compensation and benefits         3,404      3,429        10,312     10,037
 Occupancy and equipment             808        769         2,392      2,311
 Federal deposit insurance
  premiums                            86         74           245        216
 Real estate operations              (2)       (76)          (40)    (1,186)
 Other                             1,566      1,441         5,026      4,220
                                 -------    -------       -------    -------
  Total non-interest expense       5,862      5,637        17,935     15,598
                                 -------    -------       -------    -------
Income before income taxes         3,199      3,213         9,466      9,576
Income tax expense                 1,281      1,512         3,856      4,256
                                 -------    -------       -------    -------
Net income                      $  1,918   $  1,701      $  5,610   $  5,320
                                 =======    =======       =======    =======

Basic earnings per share           $0.38      $0.31         $1.09      $0.95
Diluted earnings
  per share                        $0.36      $0.30         $1.04      $0.91
Basic weighted average shares
  outstanding                  5,099,921  5,436,453     5,124,218  5,584,322
Common stock equivalents
  due to dilutive effect
  of stock options               227,953    258,641       272,122    258,641
Diluted total weighted average
  shares outstanding           5,327,874  5,695,094     5,396,340  5,842,963

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                        (In Thousands)
                                Nine Months Ended September 30, 1998
                                          (Unaudited)

                                                                                                    Unearned
                                                                         Accumulated                 Stock-
                                        Additional                          other     Unallocated    Based      Total
                                Common    paid-in   Retained  Treasury  Comprehensive   ESOP       Incentive  stockholders'
                                stock     capital   earnings    Stock       income     shares         Plan       equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1997    $ 66      65,282     38,645    (18,146)       242         (3,174)      (1,304)      81,611

Net income                       - -         - -      1,889       - -          - -           - -        - -          1,889

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $89)     - -         - -        - -       - -         (204)          - -        - -           (204)
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          1,685

Cash dividends declared and
 paid ($0.07 per share)          - -         - -       (387)      - -          - -           - -        - -           (387)

Common Stock repurchased
 (98,200 shares at an average
  price of $21.27 per share)     - -         - -        - -     (2,089)        - -           - -        - -         (2,089)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         197           197

Options exercised                - -          (2)       - -         7          - -           - -        - -              5

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         217        - -       - -          - -           - -        - -            217
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at March 31, 1998       $ 66      65,497     40,147    (20,228)         38         (3,174)     (1,107)      81,239
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Net income                       - -         - -      1,803       - -          - -           - -        - -          1,803

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax of $51)             - -         - -        - -       - -           36            - -        - -             36
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          1,839

Cash dividends declared and
 paid ($0.10 per share)          - -         - -       (542)      - -          - -           - -        - -           (542)

Common Stock repurchased
 (30,000 shares at an average
  price of $24.05 per share)     - -         - -        - -       (721)        - -           - -        - -           (721)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -        148            148

Options exercised                - -           1        - -         8          - -           - -        - -              9

Tax benefit of stock
  distributed relating to the
  stock-based incentive plan     - -         317        - -       - -          - -           - -        - -            317

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         265        - -       - -          - -           - -        - -            265
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at June 30, 1998        $ 66      66,080     41,408    (20,941)         74         (3,174)       (959)      82,554
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Net income                       - -         - -      1,918       - -          - -           - -        - -          1,918

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax of $361)            - -         - -        - -       - -          441           - -        - -            441
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          2,359

Cash dividends declared and
 paid ($0.10 per share)          - -         - -       (537)      - -          - -           - -        - -           (537)

Common Stock repurchased
 (24,796 shares at an average
  price of $20.00 per share)     - -         - -        - -       (497)        - -           - -        - -           (497)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -        123            123

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         188        - -       - -          - -           - -        - -            188
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at September 30, 1998   $ 66      66,268     42,789    (21,438)        515         (3,174)       (836)      84,190
                               -------    -------   --------   ---------    ---------      --------   ---------    --------


See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Nine Months Ended
                                                       September 30,
                                                    1998          1997
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    5,610    $    5,320
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                1,010           843
      Earned SIP shares                                468           806
      Appreciation in fair value of shares
       charged to expense for compensation plans       670           844
      Provision for loan losses                      1,187         1,275
      Loans originated for sale                   (258,979)      (88,431)
      Proceeds from sale of loans                  243,514        76,125
      Provision for valuation allowance
       for real estate owned                             -            57
      Gain on sale of real estate held
       for development                                   -          (898)
      Gain on sale of real estate
       acquired through foreclosure                    (35)         (539)
      Gain on sale of investment securities              -            (7)
      Gain on sale of loans                         (2,130)         (723)
      Increase in accrued interest receivable         (822)         (325)
      Decrease(increase) in prepaid expenses
       and other assets, net                          (343)         3,692
      Increase (Decrease) in accrued expenses and
       other liabilities, net                        2,299          (140)
                                                   --------       -------
          Net cash used in
           operating activities                     (7,551)       (2,101)
                                                   --------       -------

Cash flows from investing activities:
  Net cash of acquired institution                       -        11,908
  Proceeds from sale of investment securities
   available for sale                                    -         9,008
  Proceeds from sale of mortgage-backed
   securities available for sale                         -         1,084
  Proceeds from maturities of investment
   securities held to maturity                      12,350         5,850
  Proceeds from maturities of investment
   securities available for sale                     5,000         4,000
  Purchase of investment securities
   available for sale                              (24,993)      (13,013)
  Purchase of investment securities
   held to maturity                                 (1,000)       (4,900)
  Purchase of mortgage-backed securities
   available for sale                               (7,392)            -
  Principal payments on mortgage-backed
   securities available for sale                     6,067         2,560
  Principal payments on mortgage-
   backed securities held to maturity               10,906         3,478
  Increase in loans, net                          (100,557)      (21,669)
  Purchases of premises and equipment                 (748)         (676)
  Proceeds from sale of real estate owned              172         3,283
  Additional investment in real estate owned             -            (2)
  Proceeds from sale of real estate held for
   development                                           -         2,102
  Purchase of FHLB and Federal Reserve Stock        (1,189)            -
                                                    -------       -------
       Net cash provided by (used in)
         investing activities                     (101,384)        3,013
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                  For the Nine Months Ended
                                                        September 30,
                                                    1998            1997
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    56,415        16,324
    Repayments of securities sold under
     agreement to repurchase                        (7,140)      (33,685)
    Proceeds from securities sold under
     agreements to repurchase                            -        38,651
    Repayments of Federal Home Loan
     Bank advances                                (348,948)     (241,200)
    Proceeds from Federal Home Loan
     Bank advances                                 415,916       236,200
    Cash dividends paid                             (1,466)       (1,146)
    Common stock repurchased                        (3,307)      (10,766)
    Options exercised                                   15             -
    Increase in advance payments by
     borrowers for taxes and insurance                 371           807
                                                  --------       -------

         Net cash provided by
            financing activities                   111,856         5,185
                                                   -------       -------

         Net increase
          in cash and cash equivalents               2,921         6,097


Cash and cash equivalents at January 1              24,690        18,278
                                                   -------       -------

Cash and cash equivalents at September 30       $   27,611    $   24,375
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the Nine months ended September 30, for:

       Interest                                 $   30,204     $  27,144
                                                   =======       =======

       Taxes                                    $    3,276     $   4,097
                                                   =======       =======

Supplemental schedule of non-cash
 investing activities:
       Transfers of mortgage
        loans to real estate owned             $         -     $     401
                                                   =======       =======
See accompanying condensed notes to consolidated financial statements.
                                      6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS") and BF Funding Corporation as of September 30, 1998 and December 31, 1997 and for the three- and nine-month periods ended September 30, 1998 and 1997, and the accounts of its wholly-owned subsidiary, Broadway National Bank ("BNB") effective at close of business February 7, 1997 through September 30, 1998. Broadway Capital Corporation, the former holding company of Broadway National Bank, was merged into BostonFed effective May 28, 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

     At September 30, 1998, the Company had commitments of $81.5 million to originate mortgage loans and $5.1 million to purchase loans from correspondent lenders. Of these $86.6 million commitments, $49.6 million were adjustable rate mortgage loans at rates ranging from 5.88% to 9.50% and $37 million were fixed rate mortgage loans with interest rates ranging from 5.88% to 9.00%. The Company also had commitments to sell $54.6 million of mortgage loans.

     At September 30, 1998, the Company was servicing first mortgage loans of approximately $621.9 million, which are either partially or wholly-owned by others.

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

                                              Nine Months Ended
                                                  9/30/97
                                             ------------------
                                    (In thousands except per share amounts)
Total interest and dividend
 income and total
 non-interest income                              $ 55,029
Net income                                        $  5,471
Net income per share                                $ 0.94

                                                  BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the quarter ended September 30:                             1998                                       1997
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  91,293      $ 1,397      6.12%         $  91,999       $ 1,391       6.05%
 Loan, net and mortgage loans held for sale (2)   894,643       16,876      7.55%           772,189        15,111       7.83%
 Mortgage-backed securities (3)                    47,100          781      6.63%            60,994         1,040       6.82%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                1,033,036       19,054      7.38%           925,182        17,542       7.58%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       41,524                                    39,850
                                               ----------                                  ---------
   Total assets                               $ 1,074,560                                 $ 965,032
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  62,844          461      2.93%         $  63,264           462       2.92%
 Savings accounts                                 121,499          782      2.57%           119,765           728       2.43%
 NOW accounts                                     103,625          280      1.08%            99,678           268       1.08%
 Certificate accounts                             320,809        4,647      5.79%           243,138         3,512       5.78%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          608,777        6,170      4.05%           525,845         4,970       3.78%
 Borrowed Funds (4)                               318,976        4,887      6.13%           303,101         4,630       6.11%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             927,753       11,057      4.77%           828,946         9,600       4.63%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  61,450                                    50,103
                                                ----------                                 ---------
   Total liabilities                              989,203                                   879,049
                                                ----------                                 ---------
 Stockholders' equity                              85,357                                    85,983
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                      $ 1,074,560                                 $ 965,032
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 7,997      2.61%                         $ 7,942       2.95%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.10%                                       3.43%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.35%                                   111.61%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 6.01% and 6.08% for the three months ended September 30, 1998 and September 30, 1997, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                                  BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                     Average Balances and Yields / Costs
                                                                    (Unaudited)
For the nine months ended September 30:                         1998                                       1997
                                               -------------------------------------       ------------------------------
                                                                            Average                                  Average
                                                 Average                     Yield/         Average                   Yield/
                                                 Balance       Interest       Cost          Balance      Interest      Cost
                                               ----------     ----------   ---------       ---------    ----------  ---------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $  90,626      $ 4,198      6.17%         $  84,068       $ 3,782       6.00%
 Loan, net and mortgage loans held for sale (2)   856,036       48,772      7.59%           750,769        43,583       7.74%
 Mortgage-backed securities (3)                    51,497        2,578      6.67%            63,426         3,244       6.82%
                                               ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                  998,159       55,548      7.42%           898,263        50,609       7.51%
                                                             ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       41,628                                    39,733
                                               ----------                                  ---------
   Total assets                               $ 1,039,787                                 $ 937,996
                                               ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $  63,235        1,398      2.95%         $  61,422         1,354       2.94%
 Savings accounts                                 118,420        2,230      2.51%           116,078         2,142       2.46%
 NOW accounts                                     103,983          876      1.12%            94,933           786       1.10%
 Certificate accounts                             305,190       13,282      5.80%           227,561         9,622       5.64%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          590,828       17,786      4.01%           499,994        13,904       3.71%
 Borrowed Funds (4)                               303,122       13,670      6.01%           306,543        13,735       5.97%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             893,950       31,456      4.69%           806,537        27,639       4.57%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  61,609                                    44,816
                                                ----------                                 ---------
   Total liabilities                              955,559                                   851,353
                                                ----------                                 ---------
 Stockholders' equity                              84,228                                    86,643
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                      $ 1,039,787                                 $ 937,996
                                                ==========                                 =========
 Net interest rate spread (5)                                  $24,092      2.73%                         $22,970       2.94%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.22%                                       3.41%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     111.66%                                   111.37%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.96% and 5.96% for the nine months ended September 30, 1998 and September 30, 1997, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL POSITION
                              AND RESULTS OF OPERATIONS


A.  GENERAL

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered community savings bank and Broadway National Bank, a nationally chartered commercial bank. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency. Substantially all of the Company's business is coordinated through its subsidiary banks and references herein to "Company" include the banks as appropriate. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgage, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees, gains on sale of loans and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, repurchase agreements and proceeds from the sale of loans. Since the acquisition of BNB was consummated at the close of business on February 7, 1997, the financial statements of the Company and the following discussion regarding the Company's financial condition at Sept 30, 1998 and December 31, 1997, and the results of operations for the three- and nine- months ended September 30, 1998 and 1997 includes information and data of BNB from February 8, 1997 through September 30, 1998.


B. YEAR 2000 ISSUE

     Included in other non-interest expenses for the three- and nine-month periods ended September 30, 1998 and 1997 are charges incurred in connection with the modification or replacement of software or hardware in order for the Company's computer and related systems to properly recognize dates beyond December 31, 1999.

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

     The Company has completed the awareness phase through development of a Year 2000 committee and reporting structure. The assessment phase has been completed with a review of all software, hardware and business systems including an evaluation of the critical nature and year 2000 business risk that each application presents. The Company primarily utilizes third-party vendors for the processing of its critical data processing applications. The Company is working closely with these critical vendors to monitor renovation and validation efforts to insure that the time frames set out in the Company's plan are met. Based upon information currently available, the Company estimates that 72% of critical applications are renovated at September 30, 1998. It is expected that substantially all renovations will be completed by December 31, 1998. The Company has created an internal Year 2000 testing environment and has developed test scripts incorporating typical transactions in order to test the modified systems. Testing with critical application vendors will begin in the fourth quarter of 1998 and is expected to be completed by March 31, 1999. The target date for completion of the implementation phase is June 30, 1999, a date prior to any anticipated impact on operating systems.

     In the event that the Company's third-party vendors do not successfully or timely achieve Year 2000 compliance, the Company's operations could be adversely effected. The Company is developing contingency plans in the event that one or all of these significant vendors fails to meet Year 2000 operating requirements. Contingency plans for unexpected Year 2000 related business interruption will be completed after testing of modified systems, but prior to June 30, 1999. Further, the Company will seek alternative vendors should one of the critical vendors fail to achieve satisfactory Year 2000 compliance. In the event the Company's current third party data processing vendors were not to achieve Year 2000 compliance and the Company could not engage alternative vendors in a timely manner, the Company's operations would be adversely impacted.

     The total cost of the Year 2000 project is estimated at $300,000 to $500,000 which includes estimated costs and time associated with third-party
Year 2000 issues, based on information currently available. Through September 30, 1998 the Company has expensed approximately $100,000 to date toward the Year 2000 remediation efforts. A significant portion of the costs associated with the year 2000 project are not expected to be incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.
                                       11

C. FINANCIAL CONDITION


     Total assets at September 30, 1998 were $1.1 billion, compared to $974.7 million at December 31, 1997, an increase of $121.8 million or 12.5%. The major components of asset growth included investment securities available for sale, mortgage loans held for sale and loans, net of allowance for loan losses. Investment securities available for sale increased to $52.3 million at September 30, 1998 from $31.8 million at December 31, 1997 due primarily to an investment in two mutual funds that invest mainly in government agency mortgage-backed securities. Mortgage loans held for sale increased from $9.8 million at December 31, 1997 to $27.4 million at September 30, 1998 due to the increased activity in the secondary market resulting from heavy volume of fixed- and adjustable-rate loan originations for sale. Loans, net of allowance for loan losses, increased by $99.4 million, or 12.6%, from a balance of $791.7 million at December 31, 1997 to $891.1 million at September 30, 1998, primarily due to growth in BFS's loan portfolio. These increases were partially offset by decreases in investment securities held to maturity and mortgage-backed securities held to maturity of $11.3 million and $10.9 million, respectively, compared to the balances at December 31, 1997. Deposit accounts increased by $56.4 million from a balance of $619.8 million at December 31, 1997 to a balance of $676.2 million at September 30, 1998. The increase is mainly attributable to the successful roll-out of a new 15-month retail certificate of deposit acquisition program initiated by BFS. BNB's deposits also grew by $2.7 million during the nine-months ended September 30, 1998. Federal Home Loan Bank advances increased by $67.0 million, to a balance of $323.5 million at September 30, 1998 from a balance of $256.5 million at December 31, 1997. These advances were used to fund the increase in investments available for sale and mortgage loans held for sale and loans, net. Other borrowed money (repurchase agreements), which amounted to $7.1 million at December 31, 1997, were repaid during the nine-months ended September 30, 1998.

D.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained in excess of the required minimum levels of liquid assets at BFS as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 4%. At September 30, 1998 and December 31, 1997 BFS's liquidity ratio was 4.7% and 5.7% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The OCC does not have specific guidance for liquidity ratios for BNB, but does require banks to maintain reasonable and prudent liquidity levels. Management believes such levels have been maintained since the acquisition date.

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 1998, BFS' cash, loans and investments available for sale totaled $84.1 million or 8.8% of BFS's total assets. While not all of these liquid assets qualify for BFS's regulatory liquidity requirements, other assets in the held to maturity category qualify for regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1998, BFS had $323.5 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and repurchase agreements to supplement cash flow needs.

     At September 30, 1998, the Company had commitments to originate loans and unused outstanding lines of credit totaling $148.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 1998, totaled $166.8 million.

     At September 30, 1998, the consolidated stockholders' equity to total assets ratio was 7.7%. As of September 30, 1998, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated Tier 1 capital, total capital and Tier 1 leverage ratios were 13.7%, 14.9% and 7.5%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 5.2%, 10.4%, 9.2% and 5.2%, respectively. BNB's respective capital ratios were 9.9%, 16.6%, 15.5%, and 7.6%.

E.  COMPARISON OF THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   General

     Earnings for the quarter ended September 30, 1998 were $1.9 million, or $.38 basic earnings per share, $.36 per share on a diluted basis, compared to earnings of $1.7 million, or $.31 basic and $.30 diluted earnings per share for the third quarter of 1997. Earnings for the nine-months ended September 30, 1998 were $5.6 million or $1.09 basic earnings per share, $1.04 per share on a diluted basis, compared to earnings of $5.3 million or $.95 basic earnings per share, $.91 per share on a diluted basis during the nine-months ended September 30, 1997. Earnings for the nine-months ended September 30, 1998 were enhanced by gain on sale of loans of $2.1 million (before income taxes) compared to last year's first nine months gain on sale of loans totaling $723,000 (before income tax).Earnings for the first nine months of 1997 were also enhanced by earnings of $1.1 million (before income taxes) from real estate operations, which included a gain of $891,000 (before income taxes), from the sale of a land sub-division owned by a subsidiary of BFS. The Company's annualized return on average assets was .72% and the annualized return on average stockholders' equity was 8.88% during the nine-months ended September 30, 1998, compared to
 .76% and 8.18%, respectively, for the nine-months ended September 30, 1997 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total  interest  income on  interest-earning  assets for the quarter  ended
September 30, 1998 increased by $1.5 million, or 8.6%, to $19.1 million, compared to the quarter ended September 30, 1997. The increase in interest income was primarily attributable to a $107.9 million increase in average interest-earning assets, offset by a 20 basis point decrease in the average yield. The average yield on interest-earning assets decreased to 7.38% for the three months ended September 30, 1998 from 7.58% for the three months ended September 30, 1997. For the first nine months of 1998, total interest income was $55.5 million, compared to $50.6 million for the same period in 1997. The major reason for the increase was also the increased average balances of interest-earning assets which were $998.2 million during the nine-months ended September 30, 1998, compared to $898.3 million during the comparable period in 1997. The average yields during the nine-months ending September 30, 1998 and 1997 were 7.42% and 7.51%, respectively.

     Interest income on loans, net, for the quarter ended September 30, 1998 increased by $1.8 million, or 11.7%, to $16.9 million compared to $15.1 million for the same quarter in 1997. On a year to date basis, interest income on loans. net, increased $5.2 million to $48.8 million from the $43.6 million earned during the first nine months of 1997. The increase in interest income from loans, net, for the quarter and nine months ended September 30, 1998, compared to the same periods last year, was primarily attributable to increases in average balances of $122.5 million and $105.3 million, respectively. The earnings impact of higher balances of loans, net was partially offset by declines in the average yield on loans, net which decreased by 28 basis points to 7.55% during the quarter ended September 30, 1998, compared to 7.83% during the quarter ended September 30, 1997. On a year to date basis, the yield on loans, net, decreased from 7.74% for the nine months ended September 30, 1997, to 7.59% during the current year period. Interest on mortgage-backed securities for the quarter ended September 30, 1998 decreased by $259,000 to $781,000, compared to $1.0 million for the same quarter in 1997. This decrease in income was due primarily to the $13.9 million lower average balance during the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. Additionally, the average yield declined by 19 basis points to an average of 6.63% during the September 30, 1998 quarter, compared to the same quarter last year. On a year to date basis, interest on mortgage-backed securities was $2.6 million, compared to last year's comparable period total of $3.2 million, also due to declines in average balances and yields. The average balance of mortgage-backed securities declined by $11.9 million to $51.5 million for the nine-months ended September 30, 1998 compared to the prior year period average balance of $63.4 million. Average yields were also lower by 15 basis points during the current period.

     Income from investment securities was $1.4 million for each of the quarters ending September 30, 1998 and 1997. On a year to date basis, income from investment securities was $4.2 million and $3.8 million, respectively for the nine-months ended September 30, 1998 and 1997. The average yield on investment securities increased by 7 and 17 basis points, respectively, in the current three- and nine-month periods, compared to last year's periods due to the higher yields received by BFS on the two mutual funds it invested in January, 1998. The average balance decreased by $706,000 to an average of $91.3 million during the quarter ended September 30, 1998, compared to an average balance of $92.0 million for the quarter ended September 30, 1997. For the nine-months ended September 30, 1998, the average investment securities balance was $90.6 million, compared to $84.1 for the prior period. The increase in the average balance also is primarily due to BFS's investment in the mutual funds previously mentioned.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended September 30, 1998 increased by $1.5 million or 15.6%, to $11.1 million compared to the quarter ended September 30, 1997. The increase in interest expense for the quarter ended September 30, 1998 was due primarily to an increase of $98.8 million in the average balance of interest-bearing liabilities which averaged $927.8 million during the current quarter, compared to an average balance of $828.9 million during the quarter ended September 30, 1997. A 14 basis point increase in the average cost of interest-bearing liabilities also contributed to the increase in interest expense. The average cost of interest-bearing liabilities increased to 4.77% during the quarter ended September 30, 1998, compared to 4.63% for last year's comparable quarter. On a year to date basis, interest expense on interest-bearing liabilities totaled $31.5 million, compared to last year's to date total of $27.6 million, a 14.1% increase. The increase was caused by the combined effects of an 12 basis point increase in the average cost of funds and an increase of $87.4 million in average balances during the nine months ended September 30, 1998, compared to the prior year period.

     Interest expense on deposit accounts was $6.2 million for the quarter ended September 30, 1998, an increase of $1.2 million from the $5.0 million for the quarter ended September 30, 1997. The increase in the expense was due to higher average deposit account balances of $82.9 million and a 27 basis point increase in the average cost of funds during the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. A major reason for the higher cost of funds is due to the Company's use of wholesale brokered certificates of deposit, which at September 30, 1998 amounted to $82.7 million compared to $35 million at September 30, 1997. The average balance of deposit accounts increased from $525.8 million for the quarter ending September 30, 1997 to an average balance of $608.8 million for the quarter ending September 30, 1998, mostly due to the successful roll-out of a new 15 month retail certificate of deposit acquisition program initiated by BFS during 1998. For the nine-months ended September 30, 1998, interest expense on deposit accounts was $17.8 million, compared $13.9 million for the prior year period, an increase of $3.9 million or 28.1%. The increase was caused by the combined effects of higher average deposit account balances that averaged $590.8 million during the nine-months ended September 30, 1998, compared to $500.0 million in the prior year period. Additionally, a 30 basis point increase in the average cost of deposit accounts also contributed to the increase in interest expense. Interest expense on borrowed funds increased from $4.6 million for the quarter ended September 30, 1997 to $4.9 million for the current quarter. The average cost of borrowed funds increased from 6.11% during the quarter ended September 30, 1997 to an average of 6.13% during the current quarter. The average balance increased from $303.1 million during the third quarter of 1997 to an average balance of $319.0 million during the third quarter of 1998. For the nine-months ended September 30, 1998 and 1997, interest expense on borrowed funds was $13.7 million. The average cost of borrowed funds increased by four basis points from 5.97% for the nine-months ended September 30, 1997 to 6.01% for the current nine months. The impact of this increase was offset by a reduction in the average balance of borrowed money from an average balance of $306.5 million for the nine-month period ended September 30, 1997 to an average balance of $303.1 million during the current period.

Net Interest Income

     Net interest income during the third quarter of 1998 was $8.0 million, compared to $7.9 million for the third quarter of 1997 as industry-wide margin shrinkage was offset by net interest income earned from asset growth. On a year to date basis, net interest income was $24.1 million, compared to $23.0 million for the prior year to date. The net interest margin, at 3.10% for the quarter ended September 30, 1998 was 33 basis points lower than last year's comparable quarter. On a year to date basis, the net interest margin of 3.22% was 19 basis points lower than last year to date. The net interest margin was compressed due to the effects of a continuation of the relatively flat interest rate yield curve.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $442,000 for the quarter ended September 30, 1998, compared to the $395,000 loan loss provision for the comparable quarter last year. For the nine-months ended September 30, 1998 and 1997, the provision was $1.2 million and $1.3 million, respectively. The allowance for loan losses increased from $6.6 million at December 31, 1997 to $7.9 million at September 30, 1998 due to the year-to-date provision and net recoveries.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. In addition various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgements different from those of management. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At September 30, 1998, the Company classified $5.4 million of loans ($4.5 million at BFS and $891,000 at BNB) as sub-standard compared to $5.8 million ($4.3 million of BFS and $1.5 million of BNB) at December 31, 1997. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at September 30, 1998 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at September 30, 1998 was $7.9 million, which represented 779.7% of non-performing loans or .86% of total loans, compared to $6.6 million at December 31, 1997, or 469.8% of non-performing loans and .82% of total loans.

     Non-performing loans at September 30, 1998 amounted to $1.0 million or .11% of total loans, compared to $1.4 million, or .17% of total loans, at December 31, 1997.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $67,000 and $137,000 for the nine-month periods ended September 30, 1998 and 1997, respectively. The amount of interest income that was recorded on these loans was $33,000 and $36,000 for the nine-month periods ended September 30, 1998 and 1997, respectively.

     At September 30, 1998, loans characterized as impaired, (which include all non-performing loans and some other sub-standard assets), pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $1.5 million. All of the impaired loans have been measured using the fair value of the collateral method. During the nine-months ended September 30, 1998, the average recorded value of impaired loans was $1.5 million, $75,000 interest income was recognized and $110,000 of interest income would have been recognized under the loans' original terms.

     At September 30, 1998 and at December 31, 1997, the Company had $58,000 and $195,000 in real estate owned, respectively. Further, at September 30, 1998 the Company also had restructured real estate loans amounting to $214,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the third quarter of 1998 increased by $203,000, or 15.4%, to $1.5 million from $1.3 million for the three months ended September 30, 1997. The largest component of non-interest income was gain on sale of loans, which increased to $704,000 during the quarter ended September 30, 1998, compared to $341,000 for the comparable quarter last year. For the nine-months ended September 30, 1998, gain on sale of loans was $2.1 million, compared to $723,000 for the comparable period in the prior year. The reason for the increases were due to increased volume of fixed-rate loans originated and sold during the current quarter and year to date period. Generally lower market interest rates and the position of the interest rate yield curve have provided many borrowers an opportunity to re-finance their mortgages to lower, and generally fixed interest rates. The Company sells the majority of fixed-rate loans it originates. The continuation of a strong housing market and economy also contributed to increased volume for financing of home purchases. Loan processing and servicing fees were $191,000 and $531,000 for the third quarter and year to date, respectively, compared to $321,000 and $918,000, respectively, for the comparable periods last year. The primary reasons for the declines were due to decreasing balances of loans serviced that were sold before originated mortgage servicing rights ("omsr") were recorded, and adjustments to the omsr of $24,000 and $205,000, respectively, for the three- and nine-months ending September 30, 1998 due to more rapid loan prepayments than previously estimated. These conditions are expected to continue in the foreseeable future.

Non-Interest Expense

     Total non-interest expense was $5.9 million for the quarter ended September 30, 1998 compared to $5.6 million for the comparable quarter in 1997. On a year to date basis, total non-interest expense was $17.9 million for the nine-months ended September 30, 1998 and $15.6 million for the prior year comparable period. Compensation and benefits increased by $275,000, or 2.7%, from $10.0 million for the nine-months ended September 30, 1997 to $10.3 million for the nine-months ended September 30, 1998 due to normal year over year increases. Increased ESOP expenses were offset by decreases in the cost of the stock-based incentive plan. For the nine-months ended September 30, 1998, real estate operations earned $40,000 compared to earnings of $1.2 million for the nine-months ended September 30, 1997. Approximately $891,000 of the $1.2 million was due to the sale of a land sub-division by a subsidiary of BFS during the first quarter of 1997. Other non-interest expenses increased to $5.0 million during the nine-months ended September 30, 1998 from $4.2 million during the comparable quarter last year. The major reasons for the increase were consulting and legal costs incurred to assist in the implementation of certain tax planning strategies and the inclusion of a full nine months of BNB's expenses for the current period.

Income Tax Expense

     Income tax expense for the quarter ended September 30, 1998 was $1.3 million, compared to $1.5 million for the quarter ended September 30, 1997. The effective income tax rate was 40.0% during the current quarter, compared to 47.1% for the quarter ended September 30, 1997. On a year to date basis, income tax expense was $3.9 million, for an effective rate of 40.7%, compared to $4.3 million for an effective rate of 44.4% for the nine months ended September 30, 1997. As with the current quarter, the reason for the decreased tax expense and effective tax rates during the current nine-months period was due to the implementation of tax saving strategies.

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

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one- to four-family mortgage loans; (2) generally selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 15 years while generally retaining the servicing rights thereof; (3) primarily investing in investment securities or mortgage- backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing FHLB advances to replace rate sensitive deposits. The volatile and generally rising rate environment of 1996 allowed the Company to originate record loan volume, the majority of loans originated were adjustable-rate loans, which were primarily retained for BFS's portfolio. Many of these loans, however, do not reprice until the third or fifth year of their term. As interest rates generally fell during the second half of 1997 and have continued to fall during 1998, customer preference shifted to longer-term fixed rate mortgages, many of which were sold in the secondary market.

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

     At September 30, 1998, the Company's one year gap was a positive 13.2% of total assets, compared to a positive 10.2% of total assets at December 31, 1997.

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


     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Generally, verbs in the future tense and the words, "believe", "expect", "anticipate", "intends", "opinion", "potential", and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the allowance for losses discussion, Year 2000 issues and any quantitative and qualitative disclosur e about market risk. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company' loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors (including Year 2000 problems) affecting the Company's operations, markets, products, services and prices.


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


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  November 16, 1998                         By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  November 16, 1998                         By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Corporate Secretary