Form 10-K
period 1998-12-31
BOSTONFED BANCORP INC
filed 1999-03-31
CIK 948515

     ------------------------------------------------------------------------

     ------------------------------------------------------------------------
                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549

                                    FORM 10-K

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NO.: 1-13936

                             BOSTONFED BANCORP, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                  52-1940834
      (State or other jurisdiction             (IRS Employer Identification No.)
    of incorporation or organization)

         17 NEW ENGLAND EXECUTIVE PARK, BURLINGTON, MASSACHUSETTS 01803
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (781) 273-0300

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF CLASS                  NAME OF EXCHANGE ON WHICH REGISTERED
             --------------                  ------------------------------------
 Common Stock par value $0.01 per share           The American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)     Yes  [X]     No  [ ]                 (2)     Yes   [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $85.8 million and is based upon the last sales price as quoted on the American Stock Exchange for March 5, 1999.

     The number of shares of Common Stock outstanding as of March 5, 1999 is 5,093,841.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

     PORTIONS OF THE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

PART I                                                                     PAGE

     Item 1.    Business..................................................   3

     Item 2.    Properties................................................  41

     Item 3.    Legal Proceedings.........................................  41

     Item 4.    Submission of Matters to a Vote Security Holders..........  41

PART II

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholders Matters......................................  42

     Item 6.    Selected Financial Data...................................  42

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................  42

     Item 7A.   Quantitative and Qualitative Disclosure About
                Market Risks..............................................  42

     Item 8.    Financial Statements and Supplementary Data ..............  42

     Item 9.    Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure.......................  42

PART III

     Item 10.   Directors and Executive Officers of the Registrant........  43

     Item 11.   Executive Compensation....................................  43

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management............................................  43

     Item 13.   Certain Relationships and Related Transactions............  43

PART IV

     Item 14.   Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.......................................  44

SIGNATURES................................................................  46

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

         The Company's business is conducted primarily through its ownership of BFS and BNB (collectively, the "Banks"). BFS's administrative branch office is located in Burlington, Massachusetts and its seven other branch offices are located in Arlington, Bedford, Billerica, Boston, Lexington, Peabody and Wellesley, all of which are in the greater Boston metropolitan area. As the result of its acquisition of BNB, the Company added two banking offices (Chelsea and Revere) to its franchise in the greater Boston metropolitan area. As a result of the acquisition of BNB, a nationally chartered commercial bank, the Company became a multi-bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Prior to its acquisition of BNB, the Company was a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS") and, as a result, was not subject to any significant restrictions on the types of business activities in which it could engage. As a bank holding company, the Company is subject to certain restrictions and requirements imposed by the FRB on the activities in which the Company may engage and the assets in which the Company may invest. The Company also remained subject to regulations of the Office of Thrift Supervision ("OTS") for the first three years following the initial public offering. See "Regulation and Supervision - Holding Company Regulation."

         The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one to four-family residential mortgage loans. To a lesser extent, the Company invests in commercial real estate, construction and land, multi-family mortgage, equity lines of credit, business and consumer loans. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are retail deposits, wholesale brokered deposits, principal and interest payments on loans, investments and mortgage-backed securities, Federal Home Loan Bank-Boston ("FHLB") advances, repurchase agreements and proceeds from the sale of loans.

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

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Company's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At December 31, 1998, the Company had total loans outstanding, including mortgage loans held for sale, of $984.3 million, of which $829.6 million were one-to four-family, residential mortgage loans, or 84.3% of the Company's total loans. At such date, the remainder of the loan portfolio consisted of: $22.9 million of multi-family residential loans, or 2.3% of total loans; $49.0 million of commercial real estate loans, or 5.0% of total loans; $41.6 million of construction and land loans, or 4.2% of total loans; and other loans, primarily home equity lines of credit, of $41.3 million or 4.2% of total loans. The Company had $17.0 million of mortgage loans held for sale at December 31, 1998 consisting of one- to four-family fixed and variable-rate mortgage loans. At that same date, 65.6% of the Company's mortgage loans had adjustable interest rates, most of which are indexed to the one-year Constant Maturity Treasury ("CMT") Index.

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


                                                                           AT DECEMBER 31,
                                 --------------------------------------------------------------------------------------------------
                                         1998               1997                1996                1995               1994
                                 ------------------  ------------------  ------------------  ------------------  ------------------
                                            PERCENT             PERCENT             PERCENT            PERCENT             PERCENT
                                  AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                                 --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
                                                                       (DOLLARS IN THOUSANDS)

Mortgage Loans:
  Residential:
    One- to four-family(1).....  $829,572    84.27%  $702,102    86.11%  $607,792    88.00%  $447,033    85.44%  $427,716    84.77%
    Multi-family...............    22,889     2.33     18,874     2.32     21,381     3.10     27,986     5.35     29,212     5.79
  Commercial real estate.......    48,951     4.97     36,400     4.46     28,136     4.07     26,412     5.05     28,714     5.69
  Construction and land........    41,608     4.23     20,497     2.51     12,532     1.81      3,435      .66      3,450     0.68
Other loans(2).................    41,308     4.20     37,465     4.60     20,850     3.02     18,343     3.50     15,504     3.07
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------

      Total loans..............   984,328   100.00%   815,338   100.00%   690,691   100.00%   523,209   100.00%   504,596   100.00%
                                            ======              ======              ======              ======              ======
Less:
  Allowance for loan losses....    (8,500)             (6,600)             (4,400)             (4,275)             (3,700)
  Construction loans in
    process....................   (17,133)             (8,527)             (6,936)               (805)             (1,078)
  Net unearned premium
      (discount) on loans
      purchased................        (5)               (114)               (163)               (262)               (525)
  Deferred loan origination
    (fees) costs...............     1,980               1,448               1,448                 560                  96
                                 --------            --------            --------            --------            --------
    Loans, net and mortgage
       loans held for sale.....  $960,670            $801,545            $680,640            $518,427            $499,389
                                 ========            ========            ========            ========            ========

-----------------

(1) Includes mortgage loans held for sale of $17.0 million, $9.8 million, $4.0 million, $8.9 million and $316,000 at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.
(2) These loans primarily consist of one- to four-family lines of credit secured by mostly second mortgages which amounted to $32.1 million, $28.1 million, $17.4 million, $14.9 million and $12.8 million at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the Company's loans at December 31, 1998. There were $17.0 million of mortgage loans held for sale at December 31, 1998. The table does not include the effect of future principal prepayments. Principal prepayments on total loans were $316.4 million, $167.2 million and $95.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.


                                                                            AT DECEMBER 31, 1998
                                                 ---------------------------------------------------------------------------
                                                  ONE- TO
                                                   FOUR-     MULTI-     COMMERCIAL    CONSTRUCTION      OTHER         TOTAL
                                                  FAMILY     FAMILY     REAL ESTATE     AND LAND        LOANS         LOANS
                                                 --------    -------    -----------   -------------    -------      --------
                                                                               (IN THOUSANDS)
Amounts due:

  One year or less...........................    $  1,315    $     5      $   455        $19,903       $ 2,784      $ 24,462
                                                 --------    -------      -------        -------       -------      --------
  After one year:

    More than one year to three years........       4,460        128          661         21,193         3,354        29,796

    More than three years to five years......      17,489        280          197             25         3,774        21,765

    More than five years to 10 years.........     104,647      4,718        4,054             --        30,062       143,481

    More than 10 years to 20 years...........     176,444      9,103       24,888            275           419       211,129

    More than 20 years.......................     525,217      8,655       18,696            212           915       553,695
                                                 --------    -------      -------        -------       -------      --------

    Total due after one year.................     828,257     22,884       48,496         21,705        38,524       959,866
                                                 --------    -------      -------        -------       -------      --------

    Total amount due.........................    $829,572    $22,889      $48,951        $41,608       $41,308       984,328
                                                 ========    =======      =======        =======       =======
      Less:
        Allowance for loan losses............                                                                         (8,500)
        Construction loans in process........                                                                        (17,133)
        Net unearned discount on loans
          purchased..........................                                                                             (5)
        Deferred loan origination costs......                                                                          1,980
                                                                                                                    --------
    Loans, net, and mortgage loans held
      for sale...............................                                                                        960,670
    Mortgage loans held for sale.............                                                                        (17,008)
                                                                                                                    --------

    Loans, net...............................                                                                       $943,662
                                                                                                                    ========

         The following table sets forth at December 31, 1998 the dollar amount of loans contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                                           DUE AFTER DECEMBER 31, 1999
                                                       ----------------------------------
                                                         FIXED     ADJUSTABLE      TOTAL
                                                       --------    ----------    --------
                                                                 (IN THOUSANDS)

Mortgage loans:

   Residential:

     One- to four-family............................   $303,722     $524,535     $828,257

     Multi-family...................................      6,642       16,242       22,884

   Commercial real estate...........................     13,772       34,724       48,496

   Construction and land............................        119       21,586       21,705

Other loans.........................................      6,125       32,399       38,524
                                                       --------     --------     --------

       Total loans .................................   $330,380     $629,486     $959,866
                                                       ========     ========     ========



         ORIGINATION, SALE, SERVICING AND PURCHASE OF LOANS. The Company's mortgage lending activities are conducted primarily by its commissioned loan personnel, through its ten branch offices, and through wholesale brokers and other financial institutions approved by the Company. All loans originated by the Company, either through internal sources or through wholesale brokers or other correspondent financial institutions are underwritten by the Company pursuant to the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans. The Company's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future level of interest rates. While the Company has in the past, from time to time, sold adjustable-rate one- to four-family loans, it is currently the general policy of the Company to sell a substantial majority of the one- to four-family fixed-rate mortgage loans with maturities over ten years that it originates and to retain a substantial majority of adjustable-rate and fixed-rate loans with maturities of ten years or less of the one- to four-family mortgage loans which it originates. The Company retains the servicing of loans sold in most cases. At December 31, 1998, the Company serviced $648.3 million of loans for others. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. See "- Lending Activities - Loan Servicing." At December 31, 1998, the Company had $17.0 million of mortgage loans held for sale consisting of fixed and adjustable-rate one- to four-family loans. The Company has, in the past, from time to time, purchased loans or participations of loans, primarily one- to four-family mortgage loans, and had $7.0 million of purchased loans at December 31, 1998. With the exception of purchases of loans from correspondent financial institutions, which are underwritten pursuant to the Company's policies and closed in the name of the correspondent financial institution but immediately purchased by the Company for its mortgage banking activities, and loans that qualify for Community Reinvestment Act ("CRA") purposes, the Company currently does not purchase loans or participate in loans.

         The Company engages in certain hedging activities to facilitate the sale of its originated and purchased mortgage loans in an attempt to minimize interest rate risk from the time the loan commitments are made to the time until the loans are securitized or packaged and sold. The Company currently utilizes forward loan sale commitment contracts with Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), and other approved investors as its method of hedging loan sales in an attempt to protect the Company from fluctuations in market interest rates. Generally, the Company will enter into contracts to deliver loans or agency mortgage-backed securities to purchasers at a future date for a specified price while the Company simultaneously processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. As loans are closed and funded, they may also be pooled to create mortgage-backed securities that can be delivered to fulfill the forward commitment contracts. The amount of forward coverage of the "pipeline" of mortgages is set on a day-to-day basis by an operating officer, within policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage-origination activity. For the year ended December 31, 1998, the Company had $3.2 million in net gains attributable to the sale of loans.

         The following table sets forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1998            1997           1996
                                                                   ----------      ----------      ---------
                                                                                 (IN THOUSANDS)
Net loans:
Beginning balance ...........................................      $  791,728      $  676,670      $ 509,496
    Loans originated:
       One- to four-family ..................................         773,655         321,039        362,534
       Multi-family .........................................           7,911             869          4,204
       Commercial real estate ...............................          25,363           7,294          5,942
       Construction and land ................................          32,348          16,870         11,638
       Other(1) .............................................          37,055          34,055         16,124
                                                                   ----------      ----------      ---------
       Total loans originated ...............................         876,332         380,127        400,442
    Loans purchased(2) ......................................          25,042          17,013         46,208
    Loans from BNB acquisition ..............................              --          66,093             --
                                                                   ----------      ----------      ---------
           Total ............................................       1,693,102       1,139,903        956,146
Less:
    Principal repayments and other, net .....................        (382,475)       (226,143)      (122,346)
    Loan (charge-offs) recoveries, net ......................             258            (116)        (1,169)
    Sale of mortgage loans ..................................        (350,215)       (111,566)      (148,025)
    Transfer of mortgage loans to real estate owned .........              --            (533)        (3,966)
                                                                   ----------      ----------      ---------
Loans, net and mortgage loans held for sale .................         960,670         801,545        680,640
    Mortgage loans held for sale ............................         (17,008)         (9,817)        (3,970)
                                                                   ----------      ----------      ---------
Loans, net ..................................................      $  943,662      $  791,728      $ 676,670
                                                                   ==========      ==========      =========


------------------------
(1) Other loans primarily consist of one- to four-family lines of credit secured by mortgages. The amounts indicated primarily include new amounts drawn on such home-equity lines of credit during the periods presented.
(2) Includes loans purchased from correspondent financial institutions which are underwritten pursuant to the Company's policies and closed in the name of the financial institution but immediately purchased by the Company for its mortgage banking activities or for CRA purposes.

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

         At December 31, 1998, the Company's total loans outstanding were $984.3 million, of which $829.6 million, or 84.3%, were one- to four-family residential mortgage loans, most of which were primarily owner-occupied properties. Of the one- to four-family residential mortgage loans outstanding at that date, 36.6% were fixed-rate loans, and 63.4% were adjustable-rate mortgage loans. The interest rates for the majority of the Company's adjustable-rate mortgage loans are indexed to the CMT Index. The Company currently offers fixed-rate mortgage loans with amortization periods of five to thirty years. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually with amortization schedules of ten to thirty years. The Company's adjustable-rate mortgage loans are originated with interest rates which are fixed for an initial period of one, three, five or seven years and at the end of such period will adjust thereafter either annually or a greater period according to their terms. The Company's one- to four-family adjustable-rate loan products generally reprice based on a margin, currently 287 to 325 basis points, over the CMT Index for the Treasury security of a maturity which is comparable to the interest adjustment period for the loan. Generally, all of the Company's adjustable-rate mortgage loans provide for periodic (generally 2%) and overall caps (generally 6%) on the increase or decrease in interest rate at any adjustment date and over the life of the loan. The Company also offers a single-family loan product which has been popular with its customers consisting of a fixed-rate loan up to the current conforming FNMA/FHLMC limit of $240,000 coupled with a second mortgage adjustable-rate loan for the amount of the loan in excess of the FNMA/FHLMC limit. After origination, the Company will typically sell the fixed-rate portion of the loan (to FNMA/FHLMC) and retain the adjustable-rate second mortgage portion of the loan for its portfolio. During 1998, the Company's retained portion of this loan product was $5.4 million, or 0.7% of total originations.

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

         MULTI-FAMILY MORTGAGE LENDING. The Company originates multi-family mortgage loans generally secured by 5 to 120 unit apartment buildings located in the Company's primary market area. The Company currently originates multi-family loans on a limited and selective basis. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of earnings before debt service to debt service); and the ratio of loan amount to appraised value. The Company generally requires a debt service ratio of 115% or greater. Pursuant to the Company's current underwriting policies, a multi-family mortgage loan may only be made in an amount up to 85% of the appraised value of the underlying property to a maximum amount of $6.0 million. However, generally loans are not granted which exceed 80% of the appraised value. Generally, all multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Company may not require a personal guarantee, or may require limited recourse on such loans, depending on the creditworthiness of the borrower and amount of the down payment.

         When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting guidelines require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Company's multi-family loan portfolio at December 31, 1998, totalled $22.9 million or 2.3% of total loans. The Company's largest multi-family loan at December 31, 1998, was a $2.9 million performing loan secured by a 118 unit apartment complex located in Malden, Massachusetts.

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

         COMMERCIAL REAL ESTATE LENDING. The Company originates commercial real estate loans that are secured by properties generally used for business purposes such as small office buildings or retail facilities located in the Company's primary market area. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 85% of the appraised value of the property, or the Company's current loan limit which is $6.0 million. However, generally loans are not granted which exceed 80% of the appraised value. The Company currently originates commercial real estate loans with terms of up to twenty-five years, the majority of which contain adjustable-rates and are indexed to the CMT Index. The Company's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Company may not require a personal guarantee, or may require limited recourse on such loans, depending on the creditworthiness of the borrowers and the amount of the down payment. The Company's commercial real estate loan portfolio at December 31, 1998 was $49.0 million, or 5.0% of total loans. The largest commercial real estate loan in the Company's portfolio at December 31, 1998 was a $3.5 million performing loan secured by an office building located in Cambridge, Massachusetts.

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

         CONSTRUCTION AND LAND LENDING. The Company originates loans for the acquisition and development of property to licensed and experienced contractors in its primary market area. The Company's construction loans primarily have been made to finance the construction of one- to four-family, owner-occupied residential properties. While the Company originates loans secured by land, the Company generally does not originate such loans unless the borrower has also secured sub-division approval and financing with the Company for the construction of structures on the property. These loans are primarily adjustable-rate loans with maturities of less than two years. Construction and land mortgage loans are originated in amounts up to 75% of the lesser of the appraised value of the property, as improved, or sales price, unless such loan is for the construction of a residential property which cannot exceed an 80% loan to value ("LTV") ratio. Proceeds of such loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principal borrowers are required. However, personal guarantees may not be required, or limited recourse may be required on such loans, depending on the creditworthiness of the borrower and amount of the down payment. The Company's current loan limit is $6.0 million. The Company's largest construction and land loan at December 31, 1998 was a performing loan with a $4.6 million line of credit with an outstanding balance of $2.2 million and secured by 108 age-restricted units in Bedford, New Hampshire. At December 31, 1998, the Company had $41.6 million of construction and land loans which amounted to 4.2% of the Company's total loan portfolio. Working with experienced land developers in the local community, the Company will continue to expand this area of its lending business.

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

         OTHER LENDING. Other loans at December 31, 1998, amounting to $41.3 million or 4.2% of the Company's total loan portfolio, consisted primarily of home equity and improvement loans, and, to a significantly lesser extent, consumer loans, business loans and loans secured by savings accounts. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, personal property, savings accounts, automobiles and business assets. These loans are shorter term and generally contain higher interest rates than residential mortgage loans.

         Substantially all of the Company's home equity lines of credit are primarily secured by second mortgages on one- to two-family residences located in the Company's primary market area. At December 31, 1998, these loans totalled $32.1 million, or 3.3% of the Company's total loans and 77.8% of other loans. Generally, under the terms of the Company's home equity lines of credit, borrowers have the ability to draw on such lines and repay outstanding principal and interest on a monthly basis on a certain percentage of the outstanding principal over a period of up to ten years and, thereafter, the outstanding balance drawn on such lines is converted to an adjustable-rate loan with terms of up to ten years. The underwriting standards employed by the Company for these loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

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

         LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Such limits are included in a matrix with the corresponding level of authority requirements. At BFS, Board of Directors' approval is required on all one- to four-family loans in excess of $1.5 million, on all commercial real estate, multi-family and non-owner occupied construction loans in excess of $2.0 million and on all business loans in excess of $1.0 million. At BNB, a similar matrix has been established and Board of Directors' approval is required on all loans in excess of $400,000.

         Pursuant to OTS and Office of the Comptroller of the Currency ("OCC") regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 1998, the loans to one borrower limit was $8.8 million and $1.5 million for BFS and BNB, respectively.

         LOAN SERVICING. The Company also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans which have been sold by the Company. At December 31, 1998, the Company was servicing $648.3 million of loans for others. The gross servicing fee income from loans originated and purchased is generally 0.25% to 0.38% of the total balance of the loan serviced. The Company currently does not purchase servicing rights related to mortgage loans originated by other institutions. The Company recognizes the present value of the servicing income, net of servicing expenses, attributable to servicing rights upon sale of the loan. The Company amortizes the capitalized mortgage servicing rights using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. The Company reviews prepayment activity on its serviced loans at least quarterly and adjusts its capitalized mortgage servicing rights amortization schedule accordingly. As of December 31, 1998, the Company had $3.8 million of capitalized mortgage servicing rights.

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

         BFS's Asset Classification Committee reviews and classifies assets on a quarterly basis and reports the results of its review to the Board of Directors. BNB's assets are reviewed by a non-lending officer who reports classifications to the BNB Board on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At December 31, 1998, the Company had, on a consolidated basis, $2.3 million of assets designated as "Special Mention," $4.1 million of assets designated as "Substandard," $11,000 of assets designated as "Doubtful" and $948,000 of assets designated as "Loss." All assets classified as "Loss" have been charged off for financial statement purposes. Included in these amounts was $809,000 in non-performing loans at December 31, 1998. In the opinion of management, the remaining special mention and "Substandard" loans of $5.6 million evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become non-performing assets in future periods.

         The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:


                                                   AT DECEMBER 31, 1998                            AT DECEMBER 31, 1997
                                        --------------------------------------------   --------------------------------------------
                                             60-89 DAYS           90 DAYS OR MORE           60-89 DAYS           90 DAYS OR MORE
                                        --------------------   ---------------------   --------------------   ---------------------
                                                   PRINCIPAL               PRINCIPAL              PRINCIPAL               PRINCIPAL
                                         NUMBER     BALANCE     NUMBER      BALANCE     NUMBER     BALANCE     NUMBER      BALANCE
                                        OF LOANS    OF LOANS   OF LOANS    OF LOANS    OF LOANS    OF LOANS   OF LOANS    OF LOANS
                                        --------   ---------   --------    ---------   --------   ---------   --------    ---------
                                                                          (DOLLARS IN THOUSANDS)
Residential:
     One- to four-family ..............     16       $1,625        12        $ 618         36       $3,313        14        $ 865
     Multi-family .....................     --           --        --           --         --           --        --           --
     Commercial real estate ...........     --           --        --           --         --           --         3           21
     Construction and land ............     --           --        --           --         --           --        --           --
     Other loans ......................      4          121        --           --          6          139         3            6
                                           ---        -----       ---        -----        ---       ------       ---        -----
Total .................................     20       $1,746        12        $ 618         42       $3,452        20        $ 892
                                           ===       ======       ===        =====        ===       ======       ===        =====
Delinquent loans to loans, net
     and  mortgage loans held
     for sale .........................                0.18%                  0.06%                   0.43%                  0.11%


                                                   AT DECEMBER 31, 1996
                                        --------------------------------------------
                                             60-89 DAYS           90 DAYS OR MORE
                                        --------------------   ---------------------
                                                   PRINCIPAL               PRINCIPAL
                                         NUMBER     BALANCE     NUMBER      BALANCE
                                        OF LOANS    OF LOANS   OF LOANS    OF LOANS
                                        --------   ---------   --------    ---------
                                                  (DOLLARS IN THOUSANDS)

Residential:
     One- to four-family ..............     15       $1,481        24       $1,463
     Multi-family .....................      1           60        --           --
Commercial real estate ................     --           --        --           --
Construction and land .................     --           --        --           --
Other loans ...........................      4           56         3           14
                                           ---       ------       ---       ------
Total .................................     20       $1,597        27       $1,477
                                           ===       ======       ===       ======
Delinquent loans to loans, net
     and  mortgage loans held
     for sale .........................                0.23%                  0.22%

         NON-PERFORMING ASSETS AND RESTRUCTURED LOANS. The following table sets forth information regarding non-accrual loans, restructured loans and real estate owned ("REO"). At December 31, 1998, restructured loans totalled $213,000, consisting of one loan, and REO, net, totalled $47,000, consisting of one property. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and charging off all accrued interest. For the years ended December 31, 1998, 1997, 1996, 1995 and 1994, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $34,000, $146,000, $103,000, $303,000 and $281,000, respectively. For the same periods, the difference between the amount of interest income that would have been recognized on restructured loans if such loans were performing in accordance with their regular terms and amounts recognized was $1,000, $1,000, $73,000, $77,000 and $294,000, respectively.



                                                                        AT DECEMBER 31,
                                                  -------------------------------------------------------
                                                     1998        1997        1996       1995        1994
                                                  ---------    -------     -------     ------     -------
                                                                     (DOLLARS IN THOUSANDS)

Non-accrual loans:

  Residential real estate:

    One- to four-family......................     $     784    $   941     $ 1,463     $1,195     $   848

    Multi-family.............................            --         --          --        745         546

  Construction and land......................            --         --          --         --          --

  Commercial real estate.....................            25        458          25      3,312       2,126

  Other loans................................            --          6          14         --          51
                                                  ---------    -------     -------     ------     -------
       Total.................................           809      1,405       1,502      5,252       3,571
Real estate owned, net(1)....................            47        195       2,668        971         387
                                                  ---------    -------     -------     ------     -------
       Total non-performing assets...........           856      1,600       4,170      6,223       3,958

Restructured loans...........................           213        369       2,489      2,941       4,834
                                                  ---------    -------     -------     ------     -------
Total risk elements..........................     $   1,069    $ 1,969     $ 6,659     $9,164     $ 8,792
                                                  =========    =======     =======     ======     =======
Allowance for loan losses as a percent
  of loans(2)................................          0.88%      0.82%       0.64%      0.82%       0.74%

Allowance for loan losses as a percent
  of non-performing loans(3).................      1,029.06     469.75      293.02      81.40      103.61

Non-performing loans as a percent
  of loans(2), (3)...........................          0.09       0.17        0.22       1.00        0.71

Non-performing assets as a percent
  of total assets(4).........................          0.08       0.16        0.51       0.97        0.68

-----------------
(1) Loans includes loans, net and mortgage loans held for sale, excluding allowance for loan losses.
(2) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by the Company as presenting uncertainty with respect to the collectability of interest or principal.
(3) REO balances are shown net of related valuation allowances.
(4) Non-performing assets consist of non-performing loans and REO.

         At December 31, 1998, loans which were characterized as impaired pursuant to SFAS 114 and 118 totalled $1.5 million. All of the $1.5 million in impaired loans have been measured using the fair value of the collateral method. During the year ended December 31, 1998, the average recorded value of impaired loans was $1.8 million, $102,000 of interest income was recognized, all of which was recorded on a cash basis, and $137,000 of interest income would have been recognized under original terms.


                                                       AT DECEMBER 31,
                                              ----------------------------------
                                               1998          1997          1996
                                              ------        ------        ------
                                                       (IN THOUSANDS)

Impaired loans:
Residential real estate:
  One- to four-family                         $1,036        $  999        $1,763
  Multi-family                                   245           316         2,271
Commercial real estate                           238           677           246
Other loans                                       10            99           112
                                              ------        ------        ------

     Total                                    $1,529        $2,091        $4,392
                                              ======        ======        ======


         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. Amounts provided for fiscal years 1998, 1997, 1996, 1995 and 1994 were $1.6 million, $1.7 million, $1.3 million, $3.6 million and $283,000, respectively. During the year ended 1998, there were recoveries of $517,000 and charge-offs of $259,000 made against this allowance. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1998, the Company's allowance for loan losses was 0.88% of total loans as compared to 0.82% as of December 31, 1997. Management believes this increased coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from $112.4 million at December 31, 1997 to $153.8 million at December 31, 1998, an increase of 36.8%. The Company had non-accrual loans of $809,000 and $1.4 million at December 31, 1998 and December 31, 1997, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

         The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the following table.


                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                     1998       1997       1996       1995       1994
                                                    ------     ------     ------     ------     ------
                                                                        (IN THOUSANDS)

Balance at beginning of period ...................  $6,600     $4,400     $4,275     $3,700     $4,450

BNB allowance for loan losses
   at acquisition date ...........................      --        620         --         --         --

Provision for loan losses ........................   1,642      1,696      1,294      3,614        283

Charge-offs:

  Real estate loans:

  Residential:

    One- to four-family ..........................      51        370        387        550        711

    Multi-family .................................       2         84        263        483        251

  Commercial .....................................      75         45        664      2,297        200

  Construction and land ..........................       0         --         --         --         --

  Other ..........................................     131         16        198        194         56
                                                    ------     ------     ------     ------     ------
     Total .......................................     259        515      1,512      3,524      1,218

Recoveries .......................................     517        399        343        485        185
                                                    ------     ------     ------     ------     ------

Balance at end of period .........................  $8,500     $6,600     $4,400     $4,275     $3,700
                                                    ======     ======     ======     ======     ======
Ratio of net charge-offs (net recoveries)
      during the period to average loans
      outstanding during the period ..............   (0.03)%     0.02%      0.19%      0.60%      0.23%
                                                    ======     ======     ======     ======     ======

         The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                               AT DECEMBER 31,
                                  ---------------------------------------------------------------------------------
                                                  1998                                    1997
                                  ---------------------------------------   ---------------------------------------
                                              PERCENT OF     PERCENT OF                PERCENT OF      PERCENT OF
                                              ALLOWANCE       LOANS IN                 ALLOWANCE        LOANS IN
                                               TO TOTAL    EACH CATEGORY                TO TOTAL     EACH CATEGORY
                                  AMOUNT      ALLOWANCE    TO TOTAL LOANS   AMOUNT      ALLOWANCE    TO TOTAL LOANS
                                  ------      ----------   --------------   ------     -----------   --------------
                                                            (DOLLARS IN THOUSANDS)

Residential:

  One- to four-family ..........  $2,186        25.72%          84.27%      $1,997        30.26%          86.11%

  Multi-family .................     214         2.52            2.33          206         3.12            2.32

Commercial real estate .........     615         7.24            4.97          369         5.59            4.46

Construction and land ..........       3         0.03            4.23          152         2.30            2.51

Other loans ....................     731         8.60            4.20          266         4.03            4.60

Unallocated ....................   4,751        55.89              --        3,610        54.70              --
                                  ------       ------          ------       ------       ------          ------
    Total allowance
      for loan losses ..........  $8,500       100.00%         100.00%      $6,600       100.00%         100.00%
                                  ======       ======          ======       ======       ======          ======


                                                                          AT DECEMBER 31,
                                 -------------------------------------------------------------------------------------------------
                                               1996                             1995                            1994
                                 -------------------------------    ------------------------------   -----------------------------
                                             PERCENT     PERCENT               PERCENT     PERCENT             PERCENT     PERCENT
                                                OF      OF LOANS                 OF       OF LOANS                OF       OF LOANS
                                            ALLOWANCE   IN EACH               ALLOWANCE    IN EACH            ALLOWANCE    IN EACH
                                                TO      CATEGORY                 TO       CATEGORY                TO       CATEGORY
                                              TOTAL     TO TOTAL                TOTAL     TO TOTAL               TOTAL     TO TOTAL
                                 AMOUNT     ALLOWANCE     LOANS     AMOUNT    ALLOWANCE     LOANS     AMOUNT   ALLOWANCE     LOANS
                                 ------     ---------   --------    ------    ---------   --------   -------  ----------   --------
                                                         (DOLLARS IN THOUSANDS)

Residential:

  One- to four-family .........  $1,899        43.16%     88.00%    $1,974       46.18%     85.44%    $1,309      35.38%     84.77%

  Multi-family ................     274         6.23       3.10        373        8.72       5.35        393      10.62       5.79

Commercial real estate ........     451        10.25       4.07      1,285       30.06       5.05        655      17.70       5.69

Construction and land .........     463        10.52       1.81        580       13.57       0.66        416      11.24       0.68

Other loans ...................      61         1.39       3.02         47        1.10       3.50         92       2.49       3.07

Unallocated ...................   1,252        28.45         --         16        0.37         --        835      22.57         --
                                 ------       ------     ------     ------      ------     ------     ------     ------     ------
   Total allowance
        for loan losses .......  $4,400       100.00%    100.00%    $4,275      100.00%    100.00%    $3,700     100.00%    100.00%
                                 ======       ======     ======     ======      ======     ======     ======     ======     ======

REAL ESTATE OWNED

         At December 31, 1998, the Company had $47,000 of real estate owned, net of valuation allowances. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Company to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Company's policy to require appraisals on a periodic basis on foreclosed properties and conduct periodic inspections on foreclosed properties.

INVESTMENT ACTIVITIES

         The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. Generally, the Company's investment policy is more restrictive than the OTS and OCC regulations allow and, accordingly, the Company has invested primarily in U.S. Government and Agency securities, FDIC insured certificates of deposit, mutual funds which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS 115, the Company has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. The Company does not currently maintain a portfolio of securities categorized as held for trading. The Company's investment and mortgage-backed securities purchased for the held to maturity portfolio totalled $30.2 million, or 2.7% of assets. At December 31, 1998, the available for sale portfolio totalled $70.2 million or 6.2% of the Company's assets. The investment policy provides different management levels of approval, from the investment officer up to and including the Board of Directors, depending on the size of purchase or sale and monthly cumulative purchase or sale amounts. Generally, pursuant to the Company's policies, the Board must provide prior approval for all individual securities investments over $10.0 million and approval for all monthly purchases which aggregate $25.0 million or more. BFS's Investment Committee and BNB's Board are provided with monthly activity reports and summaries of the held to maturity and available for sale investment portfolios of BFS and BNB, respectively, on a quarterly basis.

         At December 31, 1998, the Company had invested $43.9 million in mortgage-backed securities, or 3.9% of total assets, which were guaranteed by GNMA, insured by either FNMA or FHLMC or privately issued. Of the $43.9 million, $22.6 million were GNMA securities, of which $20.1 million were adjustable-rate with 1.5% maximum annual rate adjustments and lifetime maximum interest rates of 12.5%. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At December 31, 1998, mortgage-backed securities available for sale and held-to-maturity amounted to $21.0 million and $22.9 million, respectively.

         The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                          AT DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                         1998                   1997                    1996
                                                  -------------------    -------------------  -----------------------
                                                              PERCENT               PERCENT                  PERCENT
                                                   AMOUNT    OF TOTAL     AMOUNT    OF TOTAL     AMOUNT     OF TOTAL
                                                  -------    --------    -------    --------  ----------     --------
                                                                       (DOLLARS IN THOUSANDS)

Mortgage-backed securities:

   GNMA(1),(2),..............................     $22,626      51.49%    $33,106      57.60%    $40,321       60.53%

   FHLMC(3),(4),.............................       5,684      12.94       9,544      16.60      11,239       16.87

   FNMA......................................         428       0.97         894       1.56       1,147        1.72

   Privately issued collateralized
     mortgage obligations(5),(6).............      15,204      34.60      13,931      24.24      13,905       20.88
                                                  -------     ------     -------     ------     -------      ------

     Total mortgage-backed securities........      43,942     100.00%     57,475     100.00%     66,612      100.00%
                                                              =======                ======                  ======
Less:

   Mortgage-backed securities available for
     sale - GNMA(2)..........................       5,982                 10,681                 13,710

   Mortgage-backed securities available
     for sale - FHLMC(4).....................       5,002                  8,444                  9,883

   Privately issued collateralized mortgage
     obligations(6)..........................      10,045                     --                     --
                                                  -------                -------                -------

Mortgage-backed securities
     held to maturity........................     $22,913                $38,350                $43,019
                                                  =======                =======                =======


--------------------
(1) Includes $151,000, $213,000 and $341,000 of unamortized premiums related to GNMA securities as of December 31, 1998, 1997 and 1996, respectively.
(2)  Is net of unrealized gain of $65,000 at December 31, 1998.
(3) Includes $104,000, $144,000 and $187,000 of unamortized premiums related to FHLMC securities as of December 31, 1998, 1997 and 1996, respectively.
(4)  Is net of unrealized gain of $6,000 at December 31, 1998.
(5) Includes $8,000 of unamortized discounts related to privately issued collateralized mortgage obligations at December 31, 1998.
(6)  Is net of unrealized gain of $23,000 at December 31, 1998.

         The following tables set forth the Company's mortgage-backed securities activities for the periods indicated:

                                                                        FOR THE YEAR
                                                                      ENDED DECEMBER 31,
                                                            --------------------------------------
                                                              1998           1997           1996
                                                            --------       -------        --------
                                                                               (IN THOUSANDS)

Beginning balance .......................................   $ 57,475       $66,612        $ 58,989
   Mortgage-backed securities purchased:
     Available for sale .................................     10,856            --          10,666
     Held to maturity ...................................         --            --          13,891

   Less:
     Sale of mortgage-backed securities
       available for sale ...............................         --        (1,084)        (10,614)
     Principal repayments ...............................    (24,275)       (8,448)         (5,934)
     Change in unrealized gains (losses) ................        (25)          440            (322)
     Accretion of premium, net of discount ..............        (89)          (45)            (64)
                                                            --------       -------        --------
Ending balance ..........................................   $ 43,942       $57,475        $ 66,612
                                                            ========       =======        ========


         The following table sets forth certain information regarding the carrying amount and fair values of the Company's mortgage-backed securities at the dates indicated:


                                                                             AT DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                        1998                       1997                       1996
                                               ---------------------       ---------------------       ---------------------
                                               CARRYING       FAIR         CARRYING       FAIR         CARRYING       FAIR
                                                AMOUNT        VALUE         AMOUNT        VALUE         AMOUNT        VALUE
                                               --------      -------       --------      -------       --------      -------
                                                                              (IN THOUSANDS)
Mortgage-backed securities:
   Held to maturity:
     FNMA ..................................   $   428       $   438       $   894       $   902       $ 1,147       $ 1,129
     FHLMC .................................       682           695         1,100         1,108         1,356         1,330
     GNMA ..................................    16,645        16,991        22,425        22,858        26,611        26,696
     Privately issued collateralized
       mortgage obligations.................     5,158         5,209        13,931        14,035        13,905        13,878
                                               -------       -------       -------       -------       -------       -------
       Total held to maturity ..............    22,913        23,333        38,350        38,903        43,019        43,033
                                               -------       -------       -------       -------       -------       -------
   Available for sale:
      Privately issued collateralized
           mortgage obligations.............    10,045        10,045            --            --            --            --
     GNMA ..................................     5,982         5,982        10,681        10,681        13,710        13,710
     FHLMC .................................     5,002         5,002         8,444         8,444         9,883         9,883
                                               -------       -------       -------       -------       -------       -------
       Total available for sale ............    21,029        21,029        19,125        19,125        23,593        23,593
                                               -------       -------       -------       -------       -------       -------
       Total mortgage-backed
       securities ..........................   $43,942       $44,362       $57,475       $58,028       $66,612       $66,626
                                               =======       =======       =======       =======       =======       =======

         The following table sets forth certain information regarding the carrying amount and fair values of the Company's short-term investments and investment securities at the dates indicated:



                                                                                   AT DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                                  1998                   1997                    1996
                                                          -------------------    --------------------     -------------------
                                                          CARRYING      FAIR     CARRYING       FAIR      CARRYING      FAIR
                                                           AMOUNT      VALUE      AMOUNT       VALUE       AMOUNT      VALUE
                                                          --------    -------    --------     -------     --------    -------
                                                                                    (IN THOUSANDS)

Daily federal funds sold and short-term investments....   $18,069     $18,069     $ 3,448     $ 3,448     $ 2,943     $ 2,943

Investment securities:

  Held to maturity:

    Certificates of deposit ...........................        --          --          --          --         250         250

    U.S. Government obligations, federal
      agency obligations, and other
      obligations .....................................     7,302       7,371      20,630      20,630      18,920      18,795
                                                          -------     -------     -------     -------     -------     -------
Total held to maturity ................................     7,302       7,371      20,630      20,630      19,170      19,045
                                                          -------     -------     -------     -------     -------     -------
  Available for sale:

    U.S. Government obligations, federal
       agency obligations, and other
       obligations ....................................    13,064      13,064      30,617      30,617          --          --

    Mortgage-Related Mutual Funds .....................    16,031      16,031          --          --          --          --

    Other Mutual funds(1) .............................     1,974       1,974       1,150       1,150       1,085       1,085

    Equity Investments -- Common Stock ................     1,776       1,776          --          --          --          --
                                                          -------     -------     -------     -------     -------     -------

       Total available for sale .......................    32,845      32,845      31,767      31,767       1,085       1,085
                                                          -------     -------     -------     -------     -------     -------

Total investment securities ...........................   $58,216     $58,285     $55,845     $55,845     $23,198     $23,073
                                                          =======     =======     =======     =======     =======     =======

------------------------
(1) Consists of securities issued by an institutional mutual fund which primarily invests in short-term U.S. Government securities.

         The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of the Company's short-term investments, investment securities and mortgage-backed securities as of December 31, 1998.

                                                                             AT DECEMBER 31, 1998
                                                        ------------------------------------------------------------------
                                                                                 MORE THAN ONE           MORE THAN FIVE
                                                          ONE YEAR OR LESS    YEAR TO FIVE YEARS      YEARS TO TEN YEARS
                                                        -------------------   -------------------    ---------------------
                                                                   WEIGHTED              WEIGHTED                 WEIGHTED
                                                        CARRYING    AVERAGE   CARRYING    AVERAGE    CARRYING     AVERAGE
                                                         AMOUNT      YIELD     AMOUNT      YIELD      AMOUNT       YIELD
                                                        --------   --------   --------   --------   ---------   ----------
                                                                             (DOLLARS IN THOUSANDS)

DAILY FEDERAL FUNDS SOLD AND SHORT-TERM
INVESTMENTS ..........................................   $18,009     4.69%    $    60      5.00%      $    --        --%
Investment Securities:
  Held to maturity:
    U.S. Government obligations, federal agency
      obligations, and other obligations .............     1,250     6.69       5,027      6.37         1,025      6.61
                                                         -------     ----     -------      ----       -------      ----
        TOTAL HELD TO MATURITY .......................     1,250     6.69       5,027      6.37         1,025      6.61
                                                         -------     ----     -------      ----       -------      ----
  Available for sale:
    U.S. Government obligations, federal agency
      obligations, and other obligations .............    13,064     6.08      16,291      6.16            --        --
    Mortgage-Related Mutual Funds ....................    16,031     6.04          --        --            --        --
    Other Mutual Funds ...............................     1,974     5.38          --        --            --        --
    Equity Investments ...............................     1,776      N/A          --       N/A            --       N/A
                                                         -------     ----     -------      ----       -------      ----
        TOTAL AVAILABLE FOR SALE .....................    32,845     6.01      16,291      6.16            --        --
                                                         -------     ----     -------      ----       -------      ----
TOTAL INVESTMENT SECURITIES ..........................   $52,104     5.37%    $21,378      6.21%      $ 1,025      6.61%
                                                         =======     ====     =======      ====       =======      ====
Mortgage-backed securities:
  Held to maturity:
    FNMA .............................................   $    --       --%    $   429      7.00%      $    --        --%
    GNMA .............................................        --       --          94      6.50            --        --
    FHLMC ............................................        --       --         682      7.00         2,309      8.23
    Privately issued collateralized mortgage
      obligation......................................        --       --          --        --            --        --
                                                         -------     ----     -------      ----       -------      ----
        TOTAL HELD TO MATURITY .......................        --       --       1,205      6.96         2,309      8.23
                                                         -------     ----     -------      ----       -------      ----
   Held for sale:
    GNMA .............................................        --       --          --        --            --        --
    FHLMC ............................................        --       --          --        --         5,002      6.42
    Privately issued collateralized mortgage
      obligation......................................        --       --          --        --            --        --
                                                         -------     ----     -------      ----       -------      ----
        TOTAL HELD FOR SALE ..........................        --       --          --        --         5,002      6.42
                                                         -------     ----     -------      ----       -------      ----
TOTAL MORTGAGE-BACKED SECURITIES .....................   $    --       --%    $ 1,205      6.96%      $ 7,311      6.99%
                                                         =======     ====     =======      ====       =======      ====

                                                                      AT DECEMBER 31, 1998
                                                        ---------------------------------------------

                                                         MORE THAN TEN YEARS             TOTAL
                                                        ---------------------    ---------------------
                                                                    WEIGHTED                  WEIGHTED
                                                        CARRYING     AVERAGE     CARRYING      AVERAGE
                                                         AMOUNT       YIELD       AMOUNT        YIELD
                                                        --------    --------     --------     --------
                                                                    (DOLLARS IN THOUSANDS)

DAILY FEDERAL FUNDS SOLD AND SHORT-TERM
INVESTMENTS ..........................................  $    --         --%       $18,069       5.30%
Investment Securities:
  Held to maturity:
    U.S. Government obligations, federal agency
      obligations, and other obligations .............       --         --          7,302       5.53
                                                        -------       ----        -------       ----
        TOTAL HELD TO MATURITY .......................       --         --          7,302       5.53
                                                        -------       ----        -------       ----
  Available for sale:
    U.S. Government obligations, federal agency
      obligations, and other obligations .............       --         --         29,355       6.12
    Mortgage-Related Mutual Funds ....................       --         --         16,031       6.04
    Other Mutual Funds ...............................       --         --          1,974       5.38
    Equity Investments ...............................       --        N/A          1,776        N/A
                                                        -------       ----        -------       ----
        TOTAL AVAILABLE FOR SALE .....................       --         --         49,136       6.06
                                                        -------       ----        -------       ----
TOTAL INVESTMENT SECURITIES ..........................  $    --         --%       $74,057       5.53%
                                                        =======       ====        =======       ====
Mortgage-backed securities:
  Held to maturity:
    FNMA .............................................  $    --         --%       $   429       7.00%
    GNMA .............................................   14,241       7.03         14,335       7.03
    FHLMC ............................................       --         --          2,991       7.95
    Privately issued collateralized mortgage
      obligation......................................    5,158       7.16          5,158       7.16
                                                        -------       ----        -------       ----
        TOTAL HELD TO MATURITY .......................   19,399       7.06         22,913       7.19
                                                        -------       ----        -------       ----
   Held for sale:
    GNMA .............................................    5,982       6.82          5,982       6.82
    FHLMC ............................................       --         --          5,002       6.42
    Privately issued collateralized mortgage
      obligation......................................   10,045       6.30         10,045       6.30
                                                        -------       ----        -------       ----
        TOTAL HELD FOR SALE ..........................   16,027       6.49         21,029       6.48
                                                        -------       ----        -------       ----
TOTAL MORTGAGE-BACKED SECURITIES .....................  $35,426       6.81%       $43,942       6.84%
                                                        =======       ====        =======       ====

SOURCES OF FUNDS

         GENERAL. Retail deposits, wholesale brokered deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

         DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. For the year ended December 31, 1998, core deposits represented 52.3% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area except through the use of wholesale brokered deposits which provided $7.7 million and $75.0 million of deposits during 1998 and 1997 respectively, for terms of two to five years.

         The following table presents the deposit activity of the Company for the periods indicated:



                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1998         1997          1996
                                                              -------      --------      -------
                                                                        (IN THOUSANDS)

Net deposits (withdrawals) ................................   $63,456      $ 47,355      $(6,425)

Interest credited on deposit accounts .....................    23,867        18,626       16,139

Deposits acquired from BNB acquisition ....................        --       125,022           --
                                                              -------      --------      -------

Total increase (decrease) in deposit accounts .............   $87,323      $191,003      $ 9,714
                                                              =======      ========      =======



         At December 31, 1998, the Company had $29.0 million in certificate accounts in amounts of $100,000 or more (excluding wholesale deposits) maturing as follows:


                                                                  WEIGHTED
                  MATURITY PERIOD                  AMOUNT       AVERAGE RATE
----------------------------------------------    -------       ------------
                                                    (DOLLARS IN THOUSANDS)

Three months or less..........................    $ 3,694          5.19%

Over 3 through 6 months.......................      6,888          5.53

Over 6 through 12 months......................     10,853          5.58

Over 12 months................................      7,571          5.53
                                                  -------          ----

Total.........................................    $29,006          5.50%
                                                  =======          ====

         The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the average cost on each category of deposits presented.



                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------------------------
                                                    1998                           1997                           1996
                                        ----------------------------  -----------------------------   ----------------------------
                                                   PERCENT                        PERCENT                         PERCENT
                                                  OF TOTAL                       OF TOTAL                        OF TOTAL
                                        AVERAGE    AVERAGE   AVERAGE   AVERAGE    AVERAGE   AVERAGE    AVERAGE    AVERAGE   AVERAGE
                                        BALANCE   DEPOSITS    COST     BALANCE   DEPOSITS     COST     BALANCE   DEPOSITS    COST
                                       --------   --------   -------  --------   --------   -------   --------   --------   -------
                                                     (DOLLARS IN THOUSANDS)

Money market deposit accounts.......   $ 62,739     9.56%     2.93%   $ 61,800     11.18%     2.95%   $ 46,540     11.10%    3.00%

Savings accounts....................    121,092    18.45      2.48     116,247     21.03      2.43      90,763     21.63     2.44

NOW accounts........................    104,532    15.94      1.11      96,590     17.47      1.11      66,336     15.82     1.34

Non-interest-bearing accounts.......     54,808     8.36        --      41,017      7.42        --      16,177      3.86       --
                                       --------   ------              --------    ------              --------    ------

     Total..........................    343,171    52.31      1.75     315,654     57.10      1.81     219,816     52.41     2.05
                                       --------   ------              --------    ------              --------    ------

Certificate accounts:

   Less than six months.............     29,423     4.49      4.99      33,573      6.07      5.16      23,748      5.66     4.97

   Over six through 12 months.......     42,483     6.48      5.42      54,876      9.93      5.41      49,259     11.74     5.49

   Over 12 through 36 months........    187,285    28.55      6.02      94,157     17.04      5.99      70,849     16.90     5.78

   Over 36 months...................      5,442     0.83      5.67       6,859      1.24      5.43       6,973      1.66     5.41

   IRA/KEOGH........................     48,177     7.34      5.73      47,650      8.62      5.78      48,769     11.63     5.82
                                       --------   ------              --------    ------              --------    ------

     Total certificate accounts.....    312,810    47.69      5.79     237,115     42.90      5.68     199,598     47.59     5.61
                                       --------   ------              --------    ------              --------    ------

       Total average deposits.......   $655,981   100.00%     3.68%   $552,769    100.00%     3.47%   $419,414    100.00%    3.74%
                                       ========   ======              ========    ======              ========    ======

         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1998.


                                PERIOD TO MATURITY FROM DECEMBER 31, 1998                     AT DECEMBER 31,
                        ----------------------------------------------------------  ----------------------------------
                        LESS THAN   ONE TO      TWO TO      THREE TO      FOUR TO
                        ONE YEAR   TWO YEARS  THREE YEARS  FOUR YEARS   FIVE YEARS     1998         1997        1996
                        ---------  ---------  -----------  ----------   ----------   --------     --------    --------
                                                              (IN THOUSANDS)

Certificate accounts:

0 to 4.00%............   $  1,447   $     --     $   --      $   --       $   --     $  1,447     $  1,367    $  1,486

4.01 to 5.00%.........     36,591      8,566        920           5          732       46,814        1,885       1,630

5.01 to 6.00%.........    158,308     83,362      8,495       1,639        3,459      255,263      203,481     151,893

6.01 to 7.00%.........      1,778     33,357         --          --           --       35,135       76,802      45,021

7.01 to 8.00%.........         --         --         --          --           --           --           94          94
                         --------   --------     ------      ------       ------     --------     --------    --------


   Total..............   $198,124   $125,285     $9,415      $1,644       $4,191     $338,659     $283,629    $200,124
                         ========   ========     ======      ======       ======     ========     ========    ========

         BORROWINGS. The Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the OTS, OCC and the FHLB. See "Regulation Federal Home Loan Bank System." During the year ended December 31, 1998, the Company had net borrowings of $81.0 million from the FHLB. At December 31, 1998, the Company had $337.5 million in outstanding advances from the FHLB and no repurchase agreements.

         The following tables set forth certain information regarding the Company's borrowed funds and repurchase agreements at or for the periods ended on the dates indicated:


                                                                 AT OR FOR THE YEAR
                                                                 ENDED DECEMBER 31,
                                                       --------------------------------------
                                                         1998           1997          1996
                                                       --------       --------       --------
                                                               (DOLLARS IN THOUSANDS)
FHLB advances:

   Average balance outstanding.....................    $306,575       $287,128       $217,628

   Maximum amount outstanding at
      any month-end during the period..............    $337,500       $310,792       $303,374

   Balance outstanding at end of period............    $337,500       $256,500       $296,500

   Weighted average interest rate
      during the period............................        5.94%          6.00%          5.84%

   Weighted average interest rate at end
       of period...................................        5.69%          5.96%          5.88%



                                                                  AT OR FOR THE YEAR
                                                                  ENDED DECEMBER 31,
                                                        --------------------------------------
                                                         1998             1997           1996
                                                        ------          -------        -------
                                                                 (DOLLARS IN THOUSANDS)

Securities sold under agreements to repurchase and other:

   Average balance outstanding.....................     $1,616          $11,948        $ 7,496

   Maximum amount outstanding at
      any month-end during the period..............     $7,140          $21,861        $10,016

   Balance outstanding at end of period............     $    0          $ 7,140        $ 3,500

   Weighted average interest rate
      during the period............................       6.05%            5.62%          5.53%

   Weighted average interest rate at end
       of period...................................        N/A             5.98%          5.45%


SUBSIDIARY ACTIVITIES

         Leader Corporation ("Leader Corp.") and BFS Service Corp., both incorporated under Massachusetts law, are wholly owned subsidiaries of BFS. Aygro Corp. is a wholly owned subsidiary of BNB.

         In 1994, BFS, through Leader Corp., permitted Liberty Financial, a third party securities broker, to offer various uninsured investment products to BFS's customers. Leader Corp. entered into a contract with such third party brokerage concern to perform brokerage services in segregated areas of BFS's branches. Under this contract, Liberty Financial leases space from BFS at three of BFS's branch locations, pays rent and a percentage of sales to Leader Corp. Leader Corp. had net income of $25,000 and $753,000, respectively for the years ended December 31, 1998 and 1997.

         During 1997, BFS Service Corp. and Aygro Corp. were activated in order to establish BFS Preferred Capital Corp. ("BFSPCC") and BNB Preferred Capital Corp. ("BNBPCC"), respectively. BFSPCC and BNBPCC are real estate investment trusts organized under Massachusetts law and satisfy the requirements of Section 856 of the Internal Revenue Code of 1986, as amended. During 1998, BFS Service Corp. and Aygro Corp. established BFS Security Corp. ("BFSSC") and BNB Security Corp. ("BNBSC"), respectively. BFSSC and BNBSC are investment subsidiaries organized under Massachusetts law.

PERSONNEL

         As of December 31, 1998, the Company had 249 authorized full-time employee positions and 69 authorized part-time employee positions, for a total of approximately 279 full time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

GENERAL

         As a result of the Company's acquisition of BNB in February 1997, the Company became a bank holding company and ceased to be a savings and loan holding company. The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended ("BHCA"). In addition, the activities of savings institutions, such as BFS, are governed by the Home Owner's Loan Act ("HOLA") and the Federal Deposit Insurance Act ("FDI Act"). The activities of national banks are generally governed by the National Bank Act and the FDI Act.

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

         The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval will also be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, the Company would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over banks to be acquired.

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

         Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. An existing bank holding company would be required to obtain the FRB's prior approval under the BHCA before acquiring more than 5% of the Company's voting stock. See "Holding Company Regulation." Approval of the Massachusetts Board of Bank Incorporation may also be required for acquisition of the Company under some circumstances.

FEDERAL BANKING REGULATIONS

         CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 2% tangible capital ratio, a 4% leverage (core) capital ratio, a 4% risk-based Tier I capital ratio and 8% risk-based total capital ratio. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as a principle not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and

8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (or Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         National Banks are required by OCC regulation to maintain a leverage
(core) capital ratio at least equal to 4% (3% for institutions receiving the highest rating on the CAMELS financial institution examination rating system), a risk-based Tier I capital ratio of 4% and an 8% risk-based capital ratio. National banks are subject to identical requirements as savings institutions under the prompt corrective action standards. Both the OTS and the OCC have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular institution.

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

         The following table presents BFS's and BNB's capital position at December 31, 1998 relative to fully phased-in regulatory requirements.


                                                                         FOR CAPITAL
                                                                          ADEQUACY             TO BE WELL
                                                   ACTUAL                 PURPOSES             CAPITALIZED
                                             ------------------     -------------------     -----------------
                                              AMOUNT      RATIO      AMOUNT       RATIO      AMOUNT     RATIO
                                             -------      -----     -------       -----     -------     -----
                                                                   (DOLLARS IN THOUSANDS)
As of December 31, 1998
    Risk-based Total Capital:
             BFS.......................      $57,944      10.2%     $45,538        8.0%     $56,923      10.0%
             BNB.......................       10,131      15.3        5,291        8.0        6,614      10.0
    Core Capital:
             BFS.......................       50,820       5.1       39,533        4.0       49,417       5.0
             BNB.......................        9,492       7.4        5,167        4.0        6,459       5.0
    Risk-based Tier I Capital:
             BFS.......................       50,820       8.9       22,769        4.0       34,154       6.0
             BNB.......................        9,492      14.4        2,645        4.0        3,968       6.0
    Tangible Capital:
             BFS.......................       50,820       5.1       19,767        2.0       49,417       5.0
As of December 31, 1997:
    Risk-based Total Capital:
             BFS.......................      $54,731      11.9%     $36,758        8.0%     $45,948      10.0%
             BNB.......................        9,477      16.4        4,618        8.0        5,722      10.0
    Core Capital:
             BFS.......................       48,987       5.9       24,952        3.0       41,586       5.0
             BNB.......................        8,799       7.4        4,753        4.0        5,941       5.0
    Risk-based Tier I Capital:
             BNB.......................        8,799      15.2        2,309        4.0        3,463       6.0
    Tangible Capital:
             BFS.......................       48,987       5.9       12,476        1.5       41,586       5.0

         The Company's regulatory capital ratios at December 31, 1998 were 7.1%, 12.6% and 13.8% for Tier 1 leverage ratio, Tier 1 risk-based capital ratios and total capital ratios, respectively.

         PROMPT CORRECTIVE REGULATORY ACTION. The OTS and OCC are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS and OCC are required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS or OCC within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS and OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of BFS are presently insured by the Federal Deposit Insurance Corporation ("FDIC") through the SAIF while BNB's deposits are insured by the BIF. Both the SAIF and the BIF are statutorily required to be capitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying average deposit insurance premiums of between 24 and 25 basis points. The BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

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

         The Funds Act also spread the obligations for payment of the FICO bonds across all SAIF and BIF members. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid
1.22 basis points. Under current law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged. This issue is currently being considered by Congress.

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

         BFS's assessment rate for fiscal 1998 ranged from 5 to 6 basis points and the premium paid for this period was $314,000. BNB paid $16,000 to the FDIC for 1998. A significant increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of BFS and/or BNB.

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

         THRIFT RECHARTERING LEGISLATION. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Company is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital, surplus, and allowable general valuation allowance. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. National banks are generally subject to similar loan to one borrower limits. At December 31, 1998, BFS's limit on loans to one borrower was $8.8 million and BNB's limit was $1.5 million. At December 31, 1998, BFS's largest aggregate outstanding balance of loans to one borrower was $7.9 million and BNB's largest aggregate outstanding balance of loans to one borrower was $1.5 million.

         QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, BFS maintained approximately 90% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         National banks such as BNB are not subject to the QTL test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event BFS's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, BFS's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1998, BFS was a Tier 1 Bank.

         National banks may not pay dividends out of their permanent capital and may not, without OCC approval, pay dividends in excess of the total of the Bank's retained net income for the year combined with retained net income for the prior two years. A national bank may not pay a dividend that would cause it to fall below regulatory capital standards.

         LIQUIDITY. BFS is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. BFS's liquidity ratio for December 31, 1998 was 6.9%, which exceeded the applicable requirement. BFS has never been subjected to monetary penalties for failure to meet its liquidity requirements. BNB, under OCC regulations, is not subject to separate regulatory liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in BFS's latest quarterly thrift financial report. The assessments paid by BFS for the fiscal year ended December 31, 1998 totalled $178,000.

         National banks pay semi-annual assessments to the OCC to fund its operations based on asset size. Such assessments for BNB amounted to $39,000 for the year ended December 31, 1998.

         BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

         National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") provides for interstate branching for national banks, effective June 1, 1997. Under the Act, interstate branching by merger was authorized on June 1, 1997 unless the state in which the Bank is to branch has enacted a law opting out of interstate branching. Massachusetts did not enact any law opting out of interstate branching. De novo interstate branching is permitted by the Act to the extent the state into which BFS is to branch has enacted a law authorizing out-of-state banks to establish de novo branches.

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

         The authority of BFS and BNB to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution's capital position and requires certain board approval procedures to be followed. Both banks have complied with Regulation O requirements.

         ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions, the OCC has primary enforcement authority over national banks and both agencies have the authority to bring actions against the respective institutions and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to OTS that enforcement action be taken with respect to a particular savings institution or the OCC with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. Neither bank is under any enforcement action.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. BFS and BNB are also in compliance with these requirements.

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

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Banks report their federal income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly BFS's reserve for bad debts discussed below. BNB also reports its income on a consolidated basis with the Company and BFS effective February 8, 1997. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or the Company. BFS was audited by the IRS during 1996, and covered the tax years 1991, 1992 and 1993. For its 1998 taxable year, the Company is subject to a maximum federal income tax rate of 35%.

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

         Under the Small Business Job Protection Act of 1996 (the "1996 Act"), for its current and future taxable years, BFS is not permitted to make additions to its tax bad debt reserves. In addition, BFS is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any, over the balance of such reserves as of December 31, 1987. The Company has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or income tax expense.

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

STATE AND LOCAL TAXATION

         COMMONWEALTH OF MASSACHUSETTS. On July 27, 1995, the Governor of Massachusetts approved legislation to reduce the tax rate applicable to financial institutions, including savings banks, from 12.54% on their net income to 10.50% on their net income apportioned to Massachusetts. The reduced rate is being phased-in over a five year period whereby the rates are 12.13% for 1995, 11.72% for 1996, 11.32% for 1997, 10.91% for 1998 and 10.50% for 1999. Net
income for years beginning before January 1, 1999 includes gross income as defined under the provisions of the Internal Revenue Code, plus interest from bonds, notes and evidences of indebtedness of any state, including Massachusetts, less the deductions, excluding the deductions for dividends received, state taxes, and losses sustained in other taxable years, as defined under the provisions of the Internal Revenue Code. For taxable years beginning on or after January 1, 1999, the definition of state taxable income is modified to allow a deduction for ninety-five percent of dividends received from stock where a bank owns fifteen percent or more of the voting stock of the institution paying the dividend and to allow deductions from certain expenses allocated to federally tax exempt obligations. Subsidiary corporations of BFS and BNB conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as corporations. The net worth or tangible property of such subsidiaries is taxed at a rate of 0.26%. Such subsidiaries may file consolidated tax returns on the net earnings portion of the corporate tax. Certain affiliates chartered in Massachusetts pay taxes at less than statutory rates.

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

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material impact on the Company's financial position.

ITEM 2.  PROPERTIES.

         The Company conducts its business through an administrative and full service office located in Burlington and 9 other full service branch offices. The Company believes its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.


                                                    ORIGINAL                          NET BOOK VALUE OF
                                         LEASED       YEAR           DATE OF        PROPERTY OR LEASEHOLD
                                           OR       LEASED OR         LEASE            IMPROVEMENTS AT
            LOCATION                     OWNED      ACQUIRED        EXPIRATION        DECEMBER 31, 1998
----------------------------------       ------     ---------     --------------    ---------------------
                                                                                        (In thousands)
ADMINISTRATIVE/BRANCH/HOME OFFICE:

   17 New England Executive Park         Leased        1988       November, 2008             $2,465
   Burlington, MA  01803

BRANCH OFFICES:

   980 Massachusetts Avenue               Owned        1976             --                      481
   Arlington, MA  02174

   60 The Great Road                      Owned        1971             --                      420
   Bedford, MA  01730

   459 Boston Road                        Owned        1972             --                      485
   Billerica, MA  01821

   75 Federal Street                     Leased        1988        August, 2003                  73
   Boston, MA  02110

   457 Broadway                           Owned        1969                                     428
   Chelsea, MA  02150

   1840 Massachusetts Avenue              Owned        1960             --                    1,153
   Lexington, MA  02173

   31 Cross Street                        Owned        1971             --                      507
   Peabody, MA  01960

   411 Broadway                           Owned        1977             --                      427
   Revere, MA  02150

   200 Linden Street                     Leased        1973       November, 2003                175
   Wellesley, MA  02181                                                                      ------

      Total...........................                                                       $6,614
                                                                                             ======


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information relating to the market for Registrant's common equity and related stockholder matters appears under "Shareholder Information" in the Registrant's 1998 Annual Report to Stockholders on page 64 and is incorporated herein by reference. Information relating to dividend restrictions for Registrant's common stock appears under "Regulation and Supervision."

ITEM 6. SELECTED FINANCIAL DATA.

        The above-captioned information appears under "Selected Financial Data" of the Corporation in the Registrant's 1998 Annual Report to Stockholders on pages 6 through 7 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The above-captioned information appears under "Management Discussion and Analysis of Financial Condition and Results of Operation" in the Registrant's 1998 Annual Report to Stockholders on pages 9 through 24 and is incorporated herein by reference.

ITEMS 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

        The above captioned information appears under the heading "Market Risk and Management of Interest Rate Risk" in the Registrant's 1998 Annual Report to Stockholders on pages 11 through 14 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Consolidated Financial Statements of BostonFed Bancorp, Inc. and its subsidiaries, together with the report thereon by KPMG Peat Marwick LLP appears in the Registrant's 1998 Annual Report to Stockholders on pages 25 through 63 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 at pages 4 through 7.

ITEM 11. EXECUTIVE COMPENSATION.

        The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999 at pages 7 through 15.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999, at pages 3 through 5.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 1999, at page 15.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

             (1) Consolidated Financial Statements of the Company are
                 incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders:

                                                                          PAGE

Independent Auditors' Report............................................   25

Consolidated Balance Sheets as of
  December 31, 1998 and 1997............................................   26

Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1997 and 1996......................................   27

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 1998, 1997 and 1996......................  28-30

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1998, 1997 and 1996................................  31-32

Notes to Consolidated Financial Statements..............................  33-63

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

                       3.1 Restated Certificate of Incorporation of BostonFed
                           Bancorp, Inc.*
                       3.2 Bylaws of BostonFed Bancorp, Inc.*
                       4.0 Stock Certificate of BostonFed Bancorp, Inc.*
                      10.1 Employment Agreement between BFS and David F. Holland and Employment Agreement between the Company and David F. Holland*
                      10.2 Employment Agreement between BFS and David P. Conley
                           and Employment Agreement between the Company and David P. Conley*
                      10.3 Employment Agreement between BFS and John A. Simas
                           and Employment Agreement between the Company and John
                           A. Simas*
                      10.4 Form of Change in Control Agreement between BFS and
                           Executive and between the Company and Executive*
                      10.5 Boston Federal Savings Bank Employee Severance
                           Compensation Plan*

                      10.6 Employee Stock Ownership Plan and Trust*
                      10.7 BostonFed Bancorp, Inc. 1996 Stock-Based Incentive
                           Plan**
                      10.8 BostonFed Bancorp, Inc. 1997 Stock Option Plan***
                      11.0 Computation of earnings per share (see Consolidated
                           Statements of Income on page located on page 27 of the 1998 Annual Report)
                      13.0 Portions of the 1998 Annual Report to Stockholders
                           (filed herewith)
                      21.0 Subsidiary information is incorporated herein by
                           reference to "Part I - Subsidiaries"
                      23.0 Consent of Independent Auditors (filed herewith)
                      27.0 Financial Data Schedule (filed herewith)
                      99.0 Proxy Statement for 1999 Annual Meeting (previously
                           filed on March 30, 1999)

                 ------------------------
                   * Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No.
                         33-94860.
                  ** Incorporated herein by reference into this document from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated March 20, 1996.
                 *** Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated March 28, 1997.

                 (b)  Reports on Form 8-K.

                      The Company filed a report on Form 8-K, on January 22, 1999, declaring a $.10 per share dividend and announcing its intention to repurchase 5% of its outstanding common stock. The Form 8-K also included the Company's fourth quarter results and the announcement of the 1999 Annual Meeting date, April 28, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTONFED BANCORP, INC.


                                       By: /s/ David F. Holland
                                           -------------------------------------
                                           David F. Holland
                                           President and Chief Executive Officer
DATED: March 31, 1999

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                             Title                                         Date
      ----                             -----                                         ----


/s/ David F. Holland             President and Chief Executive                  March 31, 1999
-----------------------------    Officer and Chairman of the Board
David F. Holland


/s/ David P. Conley              Director, Executive Vice President,            March 31, 1999
-----------------------------    Assistant Treasurer and Assistant Secretary
David P. Conley


/s/ John A. Simas                Executive Vice President,                      March 31, 1999
-----------------------------    Corporate Secretary and Chief Financial
John A. Simas                    Officer (Principal accounting officer)


/s/ Edward P. Callahan           Director                                       March 31, 1999
-----------------------------
Edward P. Callahan


/s/ Richard J. Dennis, Sr.       Director                                       March 31, 1999
-----------------------------
Richard J. Dennis, Sr.


/s/ Charles R. Kent              Director                                       March 31, 1999
-----------------------------
Charles R. Kent


/s/ W. Robert Mill               Director                                       March 31, 1999
-----------------------------
W. Robert Mill


/s/ Irwin W. Sizer               Director                                       March 31, 1999
-----------------------------
Irwin W. Sizer