Form 10-Q
period 1999-03-31
BOSTONFED BANCORP INC
filed 1999-05-17
CIK 948515

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               March 31, 1999
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 1999: 5,036,371.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            March 31, 1999 (unadudited) and December 31, 1998             2

            Consolidated Statements of Operations for the Three
            Months ended March 31, 1999 and 1998 (unaudited)              3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Three Months ended
            March 31, 1999 (unaudited)                                    4

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 1999 and 1998 (unaudited)        5 - 6

            Notes to Consolidated Financial Statements                    7 - 8

            Average Balances and Yield / Costs                            9

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10 - 16


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                  17 - 18





PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                           18

 Item 2.    Changes in Securities                                       18

 Item 3.    Defaults Upon Senior Securities                             18

 Item 4.    Submission of Matters to a Vote of Security Holders         18

 Item 5.    Other Information                                           19

 Item 6.    Exhibits and Reports on Form 8-K                            19

 Signature Page                                                         20

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                  (Dollars in Thousands, Except Per Share Data)

                                                    March 31,   December 31,
                                                      1999         1998
                                                  -----------  --------------
Assets                                                    (Unaudited)
------------
Cash and cash equivalents                            $ 24,231   $  37,201
Investment securities available for sale
  (amortized cost of $55,010 and $48,837 at
  March 31, 1999 and December 31, 1998
  respectively)                                        54,888      49,137
Investment securities held to maturity (fair
  value of $ 4,346 and $7,371 at March 31,
  1999 and December 31, 1998, respectively)             4,304       7,302
Mortgage-backed securities available for sale
  (amortized cost of $18,422 and $20,935 at
  March 31, 1999 and December 31, 1998,
  respectively)                                        18,424      21,029
Mortgage-backed securities held to maturity (fair
  value of $18,779 and $23,333 at March 31,
  1999 and December 31, 1998, respectively)            18,415      22,913
Mortgage loans held for sale                           22,572      17,008
Loans, net of allowance for loan losses of $9,053
  and $8,500 at March 31, 1999 and December 31,
  1998, respectively                                  977,073     943,662
Accrued interest receivable                             5,769       5,549
Stock in FHLB of Boston and Federal Reserve Bank       18,981      17,802
Premises and equipment                                  6,556       6,614
Real estate owned                                           0          47
Other assets                                           11,350      10,859
                                                     --------    --------
            Total assets                           $1,162,563  $1,139,123
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $708,844    $707,144
 Federal Home Loan Bank advances                      360,159     337,500
 Advance payments by borrowers for taxes
  and insurance                                         3,729       3,405
 Other liabilities                                      7,851       9,280
                                                      -------     -------
            Total liabilities                       1,080,583   1,057,329
                                                     -------     -------
Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value; 17,000,000 shares
  authorized; 6,589,617 shares issued (5,043,871 and
  5,112,441 shares outstanding, respectively)              66          66
 Additional paid-in capital                            66,575      66,417
 Retained earnings                                     45,749      44,256
 Accumulated other comprehensive income                   (86)        312
  Less Treasury Stock, (1,545,746 shares and
   1,477,176 shares, respectively), at cost           (27,316)    (26,128)
  Less unallocated ESOP shares                         (2,418)     (2,418)
  Less unearned Stock-Based Incentive Plan               (590)       (711)
                                                      --------    --------
            Total stockholders' equity                 81,980      81,794
                                                      --------    --------
Total liabilities and stockholders' equity         $1,162,563  $1,139,123
                                                      ========    ========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    (In Thousands, except per share amount)

                                 Three Months Ended
                                 ------------------
                                 3/31/99    3/31/98
                                 ------------------

                                     (Unaudited)

Interest income:
 Loans                          $ 17,658  $  15,849
 Mortgage-backed securities          616        941
 Investment securities             1,257      1,411
                                 -------    -------
   Total interest income          19,531     18,201
                                 -------    -------
Interest expense:
 Deposit accounts                  6,275      5,694
 Borrowed funds                    5,088      4,303
                                 -------    -------
   Total interest expense         11,363      9,997
                                 -------    -------
Net interest income                8,168      8,204
Provision for loan losses            430        403
                                 -------    -------
 Net interest
   income after provision          7,738      7,801
Non-interest income:
 Loan processing and servicing
   fees                              161        144
 Gain on sale of loans               764        655
 Deposit service fees                409        409
 Other                               213        196
                                 -------    -------
Total non-interest income          1,547      1,404
                                 -------    -------
Non-interest expense:
 Compensation and benefits         3,626      3,410
 Occupancy and equipment             797        774
 Federal deposit insurance
  premiums                            94         79
 Real estate operations              (21)       (14)
 Other                             1,547      1,731
                                 -------    -------
  Total non-interest expense       6,043      5,980
                                 -------    -------
Income before income taxes         3,242      3,225
Income tax expense                 1,238      1,336
                                 -------    -------
Net income                      $  2,004   $  1,889
                                 =======    =======

Basic earnings per share           $0.41      $0.37
Diluted earnings
  per share                        $0.40      $0.35
Basic weighted average shares
  outstanding                  4,853,831  5,166,072
Common stock equivalents
  due to dilutive effect
  of stock options               190,890    261,588
Diluted total weighted average
  shares outstanding           5,044,721  5,427,660

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                        (In Thousands)
                                Three Months Ended March 31, 1999
                                          (Unaudited)

                                                                                                    Unearned
                                                                         Accumulated                 Stock-
                                        Additional                          other     Unallocated    Based      Total
                                Common    paid-in   Retained  Treasury  Comprehensive   ESOP       Incentive  stockholders'
                                stock     capital   earnings    Stock       income     shares         Plan       equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1998    $ 66      66,417     44,256    (26,128)       312         (2,418)      (711)        81,794

Net income                       - -         - -      2,004       - -          - -           - -        - -          2,004

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $148)    - -         - -        - -       - -         (398)          - -        - -           (398)
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          1,606

Cash dividends declared and
 paid ($0.10 per share)          - -         - -       (511)      - -          - -           - -        - -           (511)

Common Stock repurchased
 (68,570 shares at an average
  price of $17.33 per share)     - -         - -        - -     (1,188)        - -           - -        - -         (1,188)
Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         121           121

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         158        - -       - -          - -           - -        - -            158
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at March 31, 1999       $ 66      66,575     45,749    (27,316)        (86)         (2,418)     (590)      81,980
                               -------    -------   --------   ---------    ---------      --------   ---------    --------



See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Three Months Ended
                                                         March 31,
                                                    1999          1998
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    2,004    $    1,889
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                  337           326
      Earned SIP shares                                121           197
      Appreciation in fair value of shares
       charged to expense for compensation plans       158           217
      Provision for loan losses                        430           403
      Loans originated for sale                    (80,743)     (103,031)
      Proceeds from sale of loans                   75,943        81,241
      Gain on sale of real estate
       acquired through foreclosure                      -           (16)
      Gain on sale of loans                           (764)         (655)
      Increase in accrued interest receivable         (220)         (134)
      Decrease(increase) in prepaid expenses
       and other assets, net                          (544)           96
      Increase (Decrease) in accrued expenses and
       other liabilities, net                       (1,312)        1,448
                                                   --------       -------
          Net cash used in
           operating activities                     (4,590)      (18,019)
                                                   --------       -------

Cash flows from investing activities:
  Proceeds from maturities of investment
   securities held to maturity                       3,000         6,150
  Proceeds from maturities of investment
   securities available for sale                     5,075             -
  Purchase of investment securities
   available for sale                              (11,249)      (20,187)
  Purchase of FHLB and Federal Reserve Stock        (1,179)            -
  Principal payments on mortgage-backed
   securities available for sale                     2,492         1,776
  Principal payments on mortgage-
   backed securities held to maturity                4,478         1,799
  Increase in loans, net                           (33,841)      (22,265)
  Purchases of premises and equipment                 (187)         (117)
  Proceeds from sale of real estate owned               47            16
                                                    -------       -------
       Net cash used in
         investing activities                      (31,364)      (32,828)
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Three Months Ended
                                                          March 31,
                                                    1999            1998
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                     1,700        31,211
    Repayments of securities sold under
     agreement to repurchase                             -        (3,640)
    Repayments of Federal Home Loan
     Bank advances                                 (41,632)     (104,502)
    Proceeds from Federal Home Loan
     Bank advances                                  64,291       132,502
    Cash dividends paid                               (511)         (387)
    Common stock repurchased                        (1,188)       (2,089)
    Options exercised                                    -             5
    Increase in advance payments by
     borrowers for taxes and insurance                 324           358
                                                  --------       -------

         Net cash provided by
            financing activities                    22,984        53,458
                                                   -------       -------

         Net increase (decrease)
          in cash and cash equivalents             (12,970)        2,611


Cash and cash equivalents at beginning of quarter   37,201        24,690
                                                   -------       -------

Cash and cash equivalents at end of quarter     $   24,231    $   27,301
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the quarter for:

       Interest                                 $   10,543     $   9,008
                                                   =======       =======

       Taxes                                    $    2,621     $   1,390
                                                   =======       =======


See accompanying condensed notes to consolidated financial statements.
                                      6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS"), Broadway National Bank ("BNB") and BF Funding Corporation as of March 31, 1999 and December 31, 1998 and for the three-month periods ended March 31, 1999 and 1998.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material impact on the Company.


NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

     At March 31, 1999, the Company had commitments of $88.9 million to originate mortgage loans and $9.2 million to purchase loans from correspondent lenders. Of these $98.1 million commitments, $65.6 million were adjustable rate mortgage loans at rates ranging from 5.00% to 9.25% and $32.5 million were fixed rate mortgage loans with interest rates ranging from 5.88% to 8.88%. The Company also had commitments to sell $50.7 million of mortgage loans.

     At March 31, 1999, the Company was servicing first mortgage loans of approximately $665.3 million, which are either partially or wholly-owned by others.


NOTE 3:  LEGISLATIVE MATTERS

     Currently, legislation is pending that would broaden the activities in which banks and bank holding companies may engage and could restructure the regulation of financial service companies. The Company is unable to predict whether legislation will be enacted or the extent to which the legislation would impact competition or restrict or disrupt its own operations.

NOTE 4:  Business Segments

     The Company's wholly-owned bank subsidiaries, BFS and BNB (collectively "the Banks"), have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." BF Funding Corp., a wholly-owned subsidiary of the Company and various subsidiaries of the Banks, did not meet the quantitative thresholds for determining reportable segments. The Banks provide general banking services to their customers, including deposit accounts, residential, commercial, consumer and business loans. Each Bank also invests in mortgage-backed securities and other financial instruments. In addition to its own operations, the Company provides managerial expertise and other professional services. The results of the company and BF Funding comprise the "other" category.

     The Company evaluates performance and allocates resources based on the Banks' net income, net interest margin, return on average assets and return on average equity. The Banks follow generally accepted accounting principles as described in the summary of significant accounting policies. The Company and Banks have inter-company expense and tax allocation agreements. These inter-company expenditures are allocated at cost. Asset sales between the Banks were accounted for at current market prices at t he time of sale and approximated cost.

     Each Bank is managed separately with its own president, who reports directly to the respective Boards of Directors of each Bank and the Chief Executive Officer of the Company and its Board of Directors.

     The  following  table  sets  forth  certain   information   about  and  the
reconciliation of reported net income for each of the reportable segments.



                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the three-months
ended March 31, 1999:
     Interest income            $   17,240        2,152         19,392           284           (145)              19,531
     Interest expense               10,984          524         11,508                         (145)              11,363
     Provision for loan losses         400           30            430                                               430
     Non-interest income             1,366          181          1,547                                             1,547
     Non-interest expense            4,855        1,086          5,941           102                               6,043
     Income tax expense                893          273          1,166            72                               1,238
     Net income                      1,474          420          1,894           110                               2,004
     Total assets                1,015,285      135,755      1,151,040        85,692        (74,169)           1,162,563
Net interest margin                  2.49%        4.86%           n.m.          n.m.            n.m.               2.95%
Return on average assets              .59%        1.25%           n.m.          n.m.            n.m.                .70%
Return on average equity            10.90%       13.50%           n.m.          n.m.            n.m.               9.48%

At or for the three-months
ended March 31, 1998:
     Interest income            $   15,877        2,043         17,920           425           (144)              18,201
     Interest expense                9,599          462         10,061            80           (144)               9,997
     Provision for loan losses         378           25            403                                               403
     Non-interest income             1,227          177          1,404                                             1,404
     Non-interest expense            4,835        1,007          5,842           138                               5,980
     Income tax expense                950          300          1,250            86                               1,336
     Net income                      1,341          427          1,768           121                               1,889
     Total assets                  887,113      127,112      1,014,225        89,050        (71,676)           1,031,599
Net interest margin                  2.89%        5.15%           n.m.          n.m.            n.m.               3.39%
Return on average assets              .62%        1.39%           n.m.          n.m.            n.m.                .75%
Return on average equity            10.40%       14.00%           n.m.          n.m.            n.m.               9.00%

n.m. = not meaningful



                                                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                      Average Balances and Yields / Costs
                                                                     (Unaudited)
For the three months ended March 31:                              1999                                      1998
                                                -------------------------------------       ------------------------------
                                                                             Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $    87,078      $ 1,257      5.77%        $   91,998       $ 1,411       6.13%
 Loan, net and mortgage loans held for sale (2)    977,834       17,658      7.22%           820,187        15,849       7.73%
 Mortgage-backed securities (3)                     40,838          616      6.03%            56,243           941       6.69%
                                                ----------    ---------     ---------       ---------    ----------  ---------
   Total interest-earning assets                 1,105,750       19,531      7.07%           968,428        18,201       7.52%
                                                              ---------     ---------                    ----------  ---------
 Non-interest-earning assets                        45,290                                    41,397
                                                ----------                                  ---------
   Total assets                                $ 1,151,040                                $1,009,825
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   59,832          426      2.85%        $   63,640           470       2.95%
 Savings accounts                                 132,372          779      2.35%           117,551           730       2.48%
 NOW accounts                                     108,568          261      0.96%           102,993           296       1.15%
 Certificate accounts                             341,398        4,809      5.63%           290,692         4,198       5.78%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total                                          642,170        6,275      3.91%           574,876         5,694       3.96%
 Borrowed Funds (4)                               357,564        5,088      5.69%           290,327         4,303       5.93%
                                                ----------    ---------    ---------       ---------    ----------  ---------
   Total interest-bearing liabilities             999,734       11,363      4.55%           865,203         9,997       4.62%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  66,735                                    60,662
                                                ----------                                 ---------
   Total liabilities                            1,066,469                                   925,865
                                                ----------                                 ---------
 Stockholders' equity                              84,571                                    83,960
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,151,040                                $1,009,825
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 8,168      2.52%                         $ 8,204       2.90%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    2.95%                                       3.39%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     110.60%                                   111.93%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.65% and 5.91% for the three months ended March 31, 1999 and March 31, 1998, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND
                           ANALYSIS OF FINANCIAL POSITION
                              AND RESULTS OF OPERATIONS


A.  GENERAL

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered community savings bank and Broadway National Bank, a nationally chartered commercial bank. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency. Substantially all of the Company's business is coordinated through its subsidiary banks and references herein to "Company" include the banks as appropriate. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgages, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investments and mortgage-backed securities, fees, gains on sale of loans and loan servicing income. The Company's primary sources of funds are retail deposits, wholesale brokered deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, and proceeds from the sale of loans.


B. YEAR 2000 ISSUE

     The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following "Year 2000" discussion contains forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the phases of the Plan, its estimated costs, and its belief that its statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date sensitive lines of computer code, and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

     Included in other non-interest expenses for the three-month periods ended March 31, 1999 and 1998 are charges incurred in connection with the modification or replacement of software or hardware in order for the Company's computer and related systems to properly recognize dates beyond December 31, 1999.

     The impact of computer systems ability to process dates beyond 1999, the Year 2000 issue, creates a significant business challenge for the Company. The Company is addressing this issue as it affects all of its software, hardware and other systems to insure the Company is Year 2000 compliant. The Company has developed a plan that is based upon the Federal Financial Institutions Examination Council ("FFIEC") recommended phases and time frames for insuring Year 2000 compliance. These phases include awareness, assessment, renovation, validation and implementation.

     The Company has completed the awareness phase through development of a Year 2000 committee and reporting structure including quarterly project status reports to the Company's Board. The assessment phase has been completed with a review of all software, hardware and business systems including an evaluation of the critical nature and year 2000 business risk that each application presents. The Company primarily utilizes third-party vendors for the processing of its critical data processing applications. The Company is working closely with these critical vendors to monitor renovation and validation efforts to insure that the time frames set out in the Company's plan are met. Based upon review of vendor-provided Year 2000 disclosure statements, review of the applicable testing process and verification of test results, the Company estimates that 94% of the critical applications were renovated at March 31, 1999. The Company will continue to work with critical application vendors to verify test results and anticipates that the remaining critical applications will be renovated and verified by June 30, 1999, based upon analysis of information currently available from these vendors. The Company has created an internal Year 2000 testing environment and has developed test scripts incorporating typical transactions in order to validate the modified systems. Testing with critical application vendors was substantially completed in the fourth quarter of 1998. Additional testing including follow-up and interface testing is continuing in 1999 and is expected to be completed by June 30, 1999, prior to any anticipated impact on operating systems. The implementation phase is ongoing and incorporates review of replaced or modified and tested systems, as well as, contingency planning and customer awareness programs.

     In the event that the Company's third-party vendors do not successfully or timely achieve Year 2000 compliance, the Company's operations could be adversely effected. The Company has begun development of contingency plans in the event that one or all of these significant vendors fails to meet Year 2000 operating requirements. Plans for various failure scenarios are developed on an ongoing basis as such risks are identified and incorporate the Company's business resumption plan. Contingency plans for unexpected Year 2000 related business interruption will be completed for all mission critical applications after testing of modified systems, and is expected to be substantially complete by June 30, 1999. Further, the Company will seek alternative vendors should one of The critical vendors fail to achieve satisfactory Year 2000 compliance. In the Event the Company's current third party data processing vendors were not to Achieve Year 2000 compliance and the Company could not engage alternative vendors in a timely manner, the Company's operations would be adversely impacted.

     The total cost of the Year 2000 project is estimated at $400,000 to $500,000 which includes estimated costs and time associated with third-party Year 2000 issues, and an allocation of payroll costs for personnel assigned to the Year 2000 project. Through March 31, 1999 the Company has expensed approximately $50,000 year to date and $300,000 total toward the Year 2000 remediation effort. A significant portion of the costs associated with the year 2000 project are not expected to be incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources.

     Based on the remediation, testing and monitoring efforts to date, the Company expects that most of its critical systems will operate successfully through the century date change. Therefore, the Company believes that internal system failures are not likely to adversely affect the Company's operations or financial condition. The Company has already successfully tested with many of its critical application vendors and will continue to monitor and validate the remainder, including the Company's electric al power and telecommunications providers in 1999. At this time the Company believes the most likely "worst case" Year 2000 scenarios are temporary and localized disruptions in infrastructure services which could disrupt the ability of the Company to provide services to its customers an/or the ability of external service providers to provide services to the Company.

     The Company's evaluation of the Year 2000 readiness is based upon management's best estimates and projections which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.



C. FINANCIAL CONDITION


     Total assets at March 31, 1999 were $1.163 billion, compared to $1.139 billion at December 31, 1998, an increase of $24 million or 2.1%. The major components of asset growth included investment securities available for sale, mortgage loans held for sale and loans, net of allowance for loan losses. Investment securities available for sale increased to $54.9 million at March 31, 1999 from $49.1 million at December 31, 1998 as securities purchases exceeded maturities. Mortgage loans held for sale increased from $17.0 million at December 31, 1998 to $22.6 million at March 31, 1999 as sales near the end of last year reduced the available for sale inventory. Loans, net of allowance for loan losses, increased by $33.4 million, or 3.5%, from a balance of $943.7 million at December 31, 1998 to $977.1 million at March 31, 1999 as origination of loans for portfolio exceeded amortization and prepayments. These increases were partially offset by decreases in cash and cash equivalents, investment securities held to maturity, mortgage-backed securities available for sale and mortgage-backed securities held to maturity amounting to $13.0 million, $3.0 million, $2.6 million and $4.5 million, respectively, compared to the balances at December 31, 1998. Deposit accounts increased by $1.7 million from a balance of $707.1 million at December 31, 1998 to a balance of $708.8 million at March 31, 1999. Federal Home Loan Bank advances increased by $22.7 million, to a balance of $360.2 million at March 31, 1999 from a balance of $337.5 million at December 31, 1998. These advances were used to fund asset growth.

D.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained in excess of the required minimum levels of liquid assets at BFS as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 4%. At March 31, 1999 and December 31, 1998 BFS's liquidity ratio was 6.2% and 6.9% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The OCC does not have specific guidance for liquidity ratios for BNB, but does require banks to maintain reasonable and prudent liquidity levels. Management believes such levels have been maintained since the acquisition date.

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 1999, BFS' cash, loans and investments available for sale totaled $71.2 million or 7.0% of BFS's total assets. While not all of these liquid assets qualify for BFS's regulatory liquidity requirements, other assets in the held to maturity category qualify for regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1998, BFS had $354.2 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances, wholesale brokered deposits and repurchase agreements to supplement cash flow needs.

     At March 31, 1999, the Company had commitments to originate loans and unused outstanding lines of credit totaling $164.60 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from March 31, 1999, totaled $212.1 million.

     At March 31, 1999, the consolidated stockholders' equity to total assets ratio was 7.1%. As of March 31, 1999, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated Tier 1 capital, total capital and Tier 1 leverage ratios were 11.9%, 13.2% and 6.9%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 5.3%, 10.1%, 8.9% and 5.2%, respectively. BNB's total risk-based, tier 1 risk-based and tier 1 leverage capital ratios were 15.7%, 14.6%, and 7.2%, respectively.

E.  COMPARISON OF THREE-MONTHS ENDED MARCH 31, 1999 AND 1998

   General

     Earnings for the quarter ended March 31, 1999 were $2.0 million, or $.41 basic earnings per share, $.40 per share on a diluted basis, compared to earnings of $1.9 million, or $.37 basic and $.35 diluted earnings per share for the first quarter of 1998. The current quarter's earnings amount to an 11% increase in basic earnings per share and a 14% increase in diluted earnings per share compared to last year's first quarter. The Company's annualized return on average assets was .70% and the annualized return on average stockholders' equity was 9.48% during the three-months ended March 31, 1999, compared to .75% and 9.00%, respectively, for the three-months ended March 31, 1998 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended March 31, 1999 increased by $1.3 million, or 7.3%, to $19.5 million, compared to the quarter ended March 31, 1998. The increase in interest income was primarily attributable to a $137.3 million increase in average interest-earning assets, offset by a 45 basis point decrease in the average yield. The average yield on interest-earning assets decreased to 7.07% for the three months ended March 31, 1999 from 7.52% for the three months ended March 31, 1998.

     Interest income on loans, net, for the quarter ended March 31, 1999 increased by $1.8 million, or 11.4%, to $17.7 million compared to $15.8 million for the same quarter in 1998. The increase in interest income from loans, net, for the quarter ended March 31, 1999, compared to the same period last year, was primarily attributable to an increase in the average balance of $157.6 million. The earnings impact of higher balances of loans, net was partially offset by a decline in the average yield on loans, net, which decreased by 51 basis points to 7.22% during the quarter ended March 31, 1999, compared to 7.73% during the quarter ended March 31, 1998. Interest on mortgage-backed securities for the quarter ended March 31, 1999 decreased by $325,000 to $616,000, compared to $941,000 for the same quarter in 1998. This decrease in income was due primarily to the $15.4 million lower average balance during the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. Additionally, the average yield declined by 66 basis points to an average of 6.03% during the March 31, 1999 quarter, compared to the same quarter last year. Income from investment securities was $1.3 million for the quarter ended March 31, 1999 compared to $1.4 million for the prior year quarter. The average yield on investment securities decreased by 36 basis points in the current three-month period, compared to last year's quarter ended March 31, 1998. The average balance decreased by $4.9 million to an average of $87.1 million during the quarter ended March 31, 1999, compared to an average balance of $92.0 million for the quarter ended March 31, 1998.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended March 31, 1999 increased by $1.4 million or 13.7%, to $11.4 million compared to the quarter ended March 31, 1998. The increase in interest expense for the quarter ended March 31, 1999 was due primarily to an increase of $134.5 million in the average balance of interest-bearing liabilities, which averaged $999.7 million during the current quarter, compared to an average balance of $865.2 million during the quarter ended March 31, 1998. The increase in interest expense was partially offset by a decrease of 7 basis points in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 4.55% during the quarter ended March 31, 1999, compared to 4.62% for last year's comparable quarter. The decrease was due to generally lower market rates, offset by an increase in higher cost certificates of deposit.

     Interest expense on deposit accounts was $6.3 million for the quarter ended March 31, 1999, an increase of $581,000 from the $5.7 million for the quarter ended March 31, 1998. The increase in the expense was due to higher average deposit account balances of $67.3 million, partially offset by a 5 basis point decrease in the average cost of funds during the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The cost of funds declined due to lower rates paid on core deposit accounts, offset somewhat by an increase in higher costing certificate account balances. The average balance of deposit accounts increased from $574.9 million for the quarter ending March 31, 1998, to an average balance of $642.2 million for the current quarter. Most of the increase is attributable to the 15 month retail certificate of deposit acquisition program initiated by BFS during 1998. Interest expense on borrowed funds increased from $4.3 million for the quarter ended March 31, 1998 to $5.1 million for the current quarter. The average cost of borrowed funds decreased from 5.93% during the quarter ended March 31, 1998 to an average of 5.69% during the current quarter. The average balance increased from $290.3 million during the first quarter of 1998 to an average balance of $357.6 million during the first quarter of 1999.


Net Interest Income

     Net interest income during the first quarters of 1999 and 1998 was $8.2 million, as industry-wide margin shrinkage was offset by net interest income earned from asset growth. The net interest margin, at 2.95% for the quarter ended March 31, 1999 was 44 basis points lower than last year's comparable quarter.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $430,000 for the quarter ended March 31, 1999, compared to the $403,000 loan loss provision for the comparable quarter last year. The allowance for loan losses increased from $8.5 million at December 31, 1998 to $9.1 million at March 31, 1999 due to the quarter's provision and net recoveries.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. In addition various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgements different from those of management. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At March 31, 1999, the Company classified $3.6 million of loans ($3.2 million at BFS and $443,000 at BNB) as sub-standard compared to $4.2 million ($3.4 million of BFS and $770,000 of BNB) at December 31, 1998. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at March 31, 1999 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at March 31, 1999 was $9.1 million, which represented 733.0% of non-performing loans or .90% of total loans, compared to $8.5 million at December 31, 1998, or 1,029.1% of non-performing loans and .88% of total loans. Management believes this increased coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from $153.8 at December 31, 1998 to $159.6 million at March 31, 1999.

     Non-performing loans at March 31, 1999 amounted to $1.2 million or .12% of total loans, compared to $0.8 million, or .09% of total loans, at December 31, 1998.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $25,000 and $49,000 for the three-month periods ended March 31, 1999 and 1998, respectively. The amount of interest income that was recorded on these loans was $11,000 and $7,000 for the three-month periods ended March 31, 1999 and 1998, respectively.

     At March 31, 1999, loans characterized as impaired, (which include all non-performing loans and some other sub-standard assets), pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", ("SFAS 118") totaled $1.7 million. All of the impaired loans have been measured using the fair value of the collateral method. During the three-months ended March 31, 1999, the average recorded value of impaired loans was $1.6 million, $24,000 interest income was recognized and $38,000 of interest income would have been recognized under the loans' original terms.

     At March 31, 1999 and at December 31, 1998, the Company had $0 and $47,000 in real estate owned, respectively. Further, at March 31, 1999 the Company also had restructured real estate loans amounting to $213,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the first quarter of 1999 increased by $143,000, or 10.2%, to $1.5 million from $1.4 million for the three months ended March 31, 1998. The largest component of non-interest income was gain on sale of loans, which increased to $764,000 during the quarter ended March 30, 1999, compared to $655,000 for the comparable quarter last year. The gain on sale of loans increased, despite a slight reduction in the volume of loans sold, due to more favorable market conditions. Generally lower market interest rates and the position of the interest rate yield curve have provided many borrowers an opportunity to re-finance their mortgages to lower, and generally fixed interest rates. The Company sells the vast majority of fixed-rate loans it originates. The continuation of a strong housing market and economy also contributed to increased volume for financing of home purchases. Loan processing and servicing fees were $161,000 for the first quarter of 1999, compared to $144,000 for the comparable quarter last year.


Non-Interest Expense

     Total non-interest expense was $6.0 million for the quarters ended March 31, 1999 and 1998. Compensation and benefits increased by $216,000, or 6.3%, from $3.4 million for the three-months ended March 31, 1998 to $3.6 million for the three-months ended March 31, 1999 due to additional staff hired to expand the Company's corporate lending department and normal year over year salary increases. Other non-interest expense declined to $1.5 million for the quarter ended March 31, 1999 compared to $1.7 million for the quarter ended March 31, 1998 as the prior year's first quarter included consulting and legal costs incurred to assist in establishing the Company's tax saving strategies. These strategies included the formation of real estate investment trusts and securities subsidiaries in early 1998.


Income Tax Expense

     Income tax expense for the quarter ended March 31, 1999 was $1.2 million, compared to $1.3 million for the quarter ended March 31, 1998. The effective income tax rate was 38.2% during the current quarter, compared to 41.4% for the quarter ended March 31, 1998. The lower effective rate during the current quarter is due to the full implementation of the tax saving strategies.

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

     At March 31, 1999, the Company's one year gap was a positive .66% of total assets, compared to a positive 6.6% of total assets at December 31, 1998.

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

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results. See the Company's Form 10-K for the year ended December 31, 1998 for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 1998.


     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Generally, verbs in the future tense and the words, "believe", "expect", "anticipate", "intends", "opinion", "potential", and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the allowance for losses discussion, Year 2000 issues and any quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company' loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors (including Year 2000 problems) affecting the Company's operations, markets, products, services and prices.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Except as described below, the Company is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations. Broadway National Bank, a national bank subsidiary of the Company, was named a defendant in the Superior Court for Suffolk County, Massachusetts, civil action No. SUCV 99-018F served on April 12, 1999 in a matter captioned "Glyptal, Inc. v. John Hetherton, Jr., Fleet Bank, NA and Broadway National Bank of Chelsea." The suit alleges that an officer of the Plaintiff, Glyptal, embezzled funds from Plaintiff, by making unauthorized transfers from Plaintiff's corporate accounts and subsequently deposited checks drawn on such account into an account at Broadway National Bank. Plaintiff alleges that Broadway National Bank knew or should have known of the alleged fraudulent actions of Plaintiff's Officer, and that Broadway National Bank owed a duty to Plaintiff to investigate the transactions and protect Plaintiff from the alleged fraudulent actions. The Plaintiff is seeking damages for the alleged breach of duty by the defendants. Broadway National Bank intends to deny the allegations that it owed or breached any duty to Plaintiff or that it is liable for any losses incurred by Plaintiff. Broadway National Bank intends to vigorously defend the action and believes the action is not likely to result in any material loss or adverse effect on the financial condition of the Company.

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


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  May 17, 1999                         By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  May 17, 1999                         By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Corporate Secretary