Form 10-Q
period 1999-06-30
BOSTONFED BANCORP INC
filed 1999-08-13
CIK 948515

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               June 30, 1999
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 1999: 5,025,871.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            June 30, 1999 (unaudited) and December 31, 1998               2

            Consolidated Statements of Operations for the Three
            and Six Months ended June 30, 1999 and 1998 (unaudited)       3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Six Months ended
            June 30, 1999 (unaudited)                                     4

            Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 1999 and 1998 (unaudited)           5 - 6

            Notes to Consolidated Financial Statements                    7 - 8

 Item 2     Average Balances and Yield / Costs                            9 - 10

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11 - 17


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                  18 - 19





PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                            20

 Item 2.    Changes in Securities and Use of Proceeds                    20

 Item 3.    Defaults Upon Senior Securities                              20

 Item 4.    Submission of Matters to a Vote of Security Holders          20

 Item 5.    Other Information                                            20

 Item 6.    Exhibits and Reports on Form 8-K                             20

 Signature Page                                                          21

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                                (In Thousands

                                                   June 30,   December 31,
                                                      1999          1998
                                                  -----------  --------------
Assets                                           (Unaudited)
------------
Cash and cash equivalents                            $ 53,255   $  37,201
Investment securities available for sale
  (amortized cost of $62,442 and $48,837 at
  June 30, 1999 and December 31, 1998
  respectively)                                        61,594      49,137
Investment securities held to maturity (fair
  value of $ 2,299 and $7,371 at June 30,
  1999 and December 31, 1998                            2,304       7,302
Mortgage-backed securities available for sale
  (amortized cost of $16,857 and $20,935 at
  June 30, 1999 and December 31, 1998,                 16,626      21,029
Mortgage-backed securities held to maturity (fair
  value of $15,760 and $23,333 at June 30,
  1999 and December 31, 1998                           15,537      22,913
Mortgage loans held for sale                           21,280      17,008
Loans, net of allowance for loan losses of $9,552
  and $8,500 at June 30, 1999 and December 31, 1998   980,124     943,662
Accrued interest receivable                             6,329       5,549
Stock in FHLB of Boston and Federal Reserve Bank       19,461      17,802
Premises and equipment                                  6,666       6,614
Real estate owned                                           0          47
Other assets                                           11,694      10,859
                                                     --------    --------
            Total assets                           $1,194,870  $1,139,123
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $727,969    $707,144
 Federal Home Loan Bank advances                      373,500     337,500
 Advance payments by borrowers for taxes
  and insurance                                         2,854       3,405
 Other liabilities                                      7,877       9,280
                                                      -------     -------
            Total liabilities                       1,112,200   1,057,329
                                                     -------     -------
Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value, 17,000,000 shares
  authorized; 6,589,617 shares issued (5,025,871 and
  5,112,441 shares outstanding at June 30, 1999
   and December 31, 1998, respectively                     66          66
 Additional paid-in capital                            66,727      66,417
 Retained earnings                                     47,171      44,256
 Accumulated other comprehensive income (loss)           (636)        312
  Less Treasury Stock, (1,563,746 shares and
   1,477,176 shares at June 30, 1999
    and December 31, 1998, respectively), at cost     (27,738)    (26,128)
  Less unallocated ESOP shares                         (2,418)     (2,418)
  Less unearned Stock-Based Incentive Plan               (502)       (711)
                                                      --------    --------
            Total stockholders' equity                 82,670      81,794
                                                      --------    --------
Total liabilities and stockholders' equity         $1,194,870  $1,139,123
                                                      ========    ========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               (Dollars In Thousands, except per share amount)

                                 Three Months Ended        Six Months Ended
                                 ------------------        ------------------
                                 6/30/99    6/30/98        6/30/99    6/30/98
                                 ------------------        ------------------

                                     (Unaudited)               (Unaudited)

Interest income:
 Loans                          $ 17,951  $  16,047       $ 35,609  $  31,896
 Mortgage-backed securities          567        856          1,183      1,797
 Investment securities             1,314      1,390          2,571      2,801
                                 -------    -------        -------    -------
   Total interest income          19,832     18,293         39,363     36,494
                                 -------    -------        -------    -------
Interest expense:
 Deposit accounts                  6,281      5,922         12,556     11,616
 Borrowed funds                    5,214      4,480         10,302      8,783
                                 -------    -------        -------    -------
   Total interest expense         11,495     10,402         22,858     20,399
                                 -------    -------        -------    -------
Net interest income                8,337      7,891         16,505     16,095
Provision for loan losses            430        342            860        745
                                 -------    -------        -------    -------
 Net interest
   income after provision          7,907      7,549         15,645     15,350
Non-interest income:
 Loan processing and servicing
   fees                              118        196            279        340
 Gain on sale of loans               932        771          1,696      1,426
 Deposit service fees                439        414            848        823
 Other                               241        205            454        401
                                 -------    -------        -------    -------
Total non-interest income          1,730      1,586          3,277      2,990
                                 -------    -------        -------    -------
Non-interest expense:
 Compensation and benefits         3,675      3,498          7,301      6,908
 Occupancy and equipment             804        810          1,601      1,584
 Federal deposit insurance
  premiums                            89         80            183        159
 Other                             1,727      1,705          3,253      3,422
                                 -------    -------        -------    -------
  Total non-interest expense       6,295      6,093         12,338     12,073
                                 -------    -------        -------    -------
Income before income taxes         3,342      3,042          6,584      6,267
Income tax expense                 1,315      1,239          2,553      2,575
                                 -------    -------        -------    -------
Net income                      $  2,027   $  1,803       $  4,031   $  3,692
                                 =======    =======        =======    =======

Basic earnings per share           $0.42      $0.35          $0.83      $0.72
Diluted earnings
  per share                        $0.40      $0.33          $0.80      $0.68
Basic weighted average shares
  outstanding                  4,809,697  5,106,663      4,831,764  5,136,368
Common stock equivalents
  due to dilutive effect
  of stock options               181,934    315,319        186,976    288,453
Diluted total weighted average
  shares outstanding           4,991,631  5,421,982      5,018,740  5,424,821

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                Six Months Ended June 30, 1999
                                         (In Thousands)
                                          (Unaudited)

                                                                         Accumulated                 Unearned
                                                                            other                     Stock-
                                        Additional                      Comprehensive  Unallocated    Based        Total
                                Common    paid-in   Retained  Treasury      income        ESOP      Incentive   stockholders'
                                stock     capital   earnings    Stock       (loss)       shares        Plan        equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1998    $ 66      66,417     44,256    (26,128)       312         (2,418)      (711)        81,794

Net income                       - -         - -      2,004       - -          - -           - -        - -          2,004

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $235)    - -         - -        - -       - -         (398)          - -        - -           (398)
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          1,606

Cash dividends declared and
 paid ($0.10 per share)          - -         - -       (511)      - -          - -           - -        - -           (511)

Common Stock repurchased
 (63,570 shares at an average
  price of $18.69 per share)     - -         - -        - -     (1,188)        - -           - -        - -         (1,188)

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         121           121

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         158        - -       - -          - -           - -        - -            158
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at March 31, 1999       $ 66      66,575     45,749    (27,316)        (86)         (2,418)     (590)      81,980
                               -------    -------   --------   ---------    ---------      --------   ---------    --------


Net income                       - -         - -      2,027       - -          - -           - -        - -          2,027

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $382)    - -         - -        - -       - -         (550)          - -        - -           (550)
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -          - -           - -        - -          1,477

Cash dividends declared and
 paid ($0.12 per share)          - -         - -       (605)      - -          - -           - -        - -           (605)

Common Stock repurchased
 (23,000 shares at an average
  price of $18.35 per share)     - -         - -        - -     (422)          - -           - -        - -           (422)

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -         88             88

Appreciation in fair value of

  shares charged to expense for
  compensation plans             - -         152        - -       - -          - -           - -        - -            152
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

Balance at June 30, 1999       $ 66       66,727     47,171    (27,738)       (636)         (2,418)      (502)     82,670
                               -------    -------   --------   ---------    ---------      --------   ---------    --------



        See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Six Months Ended
                                                         June 30,
                                                    1999          1998
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    4,031    $    3,692
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                  620           670
      Earned SIP shares                                209           345
      Appreciation in fair value of shares
       charged to expense for compensation plans       310           481
      Provision for loan losses                        860           745
      Loans originated for sale                   (179,686)     (182,855)
      Proceeds from sale of loans                  177,110       164,781
      Gain on sale of real estate
       acquired through foreclosure                      -           (32)
      Gain on sale of loans                         (1,696)       (1,426)
      Increase in accrued interest receivable         (780)         (309)
      Increase in prepaid expenses
       and other assets, net                          (941)          (81)
      Decrease in accrued expenses and
       other liabilities, net                         (704)          (34)
                                                   --------       -------
          Net cash used in
           operating activities                       (667)      (14,023)
                                                   --------       -------

Cash flows from investing activities:
  Proceeds from maturities of investment
   securities held to maturity                       5,000         8,650
  Proceeds from maturities of investment
   securities available for sale                    10,268         3,000
  Purchase of investment securities
   available for sale                              (23,892)      (23,489)
  Purchase of investment securities
   held to maturity                                      -        (1,000)
  Purchase of mortgage-backed securities
   held to maturity                                      -          (997)
  Purchase of FHLB and Federal Reserve Stock        (1,659)            -
  Principal payments on mortgage-backed
   securities available for sale                     3,877         4,190
  Principal payments on mortgage-
   backed securities held to maturity                7,404         6,532
  Increase in loans, net                           (37,322)      (64,511)
  Purchases of premises and equipment                 (550)         (472)
  Proceeds from sale of real estate owned               47           128
                                                    -------       -------
       Net cash used in
         investing activities                      (36,827)      (67,969)
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Six Months Ended
                                                          June 30,
                                                    1999            1998
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    20,825        32,487
    Repayments of securities sold under
     agreement to repurchase                             -        (7,140)
    Repayments of Federal Home Loan
     Bank advances                                 (67,291)     (224,518)
    Proceeds from Federal Home Loan
     Bank advances                                 103,291       282,079
    Cash dividends paid                             (1,116)         (929)
    Common stock repurchased                        (1,610)       (2,810)
    Options exercised                                    -            15
    Decrease in advance payments by
     borrowers for taxes and insurance                (551)         (263)
                                                  --------       -------

         Net cash provided by
            financing activities                    53,548        78,921
                                                   -------       -------

         Net increase (decrease)
          in cash and cash equivalents              16,054        (3,071)


Cash and cash equivalents at beginning of quarter   37,201        24,690
                                                   -------       -------

Cash and cash equivalents at end of quarter     $   53,255    $   21,619
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the quarter for:

       Interest                                 $   22,676     $  20,062
                                                   =======       =======

       Taxes                                    $    3,536     $   2,590
                                                   =======       =======


See accompanying condensed notes to consolidated financial statements.
                                       6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of June 30, 1999 and December 31, 1998 and for the three- and six-month periods ended June 30, 1999 and 1998 of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS"), Broadway National Bank ("BNB") and BF Funding Corporation, presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998. I n the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which delays the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000.The adoption of these statements is not expected to have a material impact on the Company.


NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

     At June 30, 1999, the Company had commitments of $90.2 million to originate mortgage loans and $13.1 million to purchase loans from correspondent lenders. Of these $103.3 million commitments, $76.2 million were adjustable rate mortgage loans with interest rates ranging from 5.00% to 9.75% and $13.1 million were fixed rate mortgage loans with interest rates ranging from 6.00% to 8.88%. The Company also had commitments to sell $52.5 million of mortgage loans.

     At June 30, 1999, the Company was servicing first mortgage loans of approximately $719.6 million, which are either partially or wholly-owned by others.


NOTE 3:  LEGISLATIVE MATTERS

     Currently, legislation is pending that may change the activities in which banks and bank holding companies may engage and could restructure the regulation of financial service companies. The Company is unable to predict whether legislation will be enacted or the extent to which the legislation would impact competition or restrict or disrupt its own operations.

NOTE 4:  Business Segments

     The Company's wholly-owned bank subsidiaries, BFS and BNB (collectively "the Banks"), have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." BF Funding Corp., a wholly-owned subsidiary of the Company, and various subsidiaries of the Banks did not meet the quantitative thresholds for determining reportable segments. The Banks provide general banking services to their customers, including deposit accounts, residential, commercial, consumer and business loans. Each Bank also invests in mortgage-backed securities and other financial instruments. In addition to its own operations, the Company provides managerial expertise and other professional services. The results of the Company and BF Funding comprise the "other" category.

     The Company evaluates performance and allocates resources based on the Banks' net income, net interest margin, return on average assets and return on average equity. The Banks follow generally accepted accounting principles as described in the summary of significant accounting policies. The Company and Banks have inter-company expense and tax allocation agreements. These inter-company expenditures are allocated at cost. Asset sales between the Banks were accounted for at current market prices at the time of sale and approximated cost.

     Each Bank is managed separately. BNB is managed by a President and CEO, who reports directly to BNB's Board of Directors. BFS is managed by a CEO, who is also the Company's CEO, and reports directly to BFS' Board of Directors.

     The  following  table  sets  forth  certain   information   about  and  the
reconciliation of reported net income for each of the reportable segments.



                                                      (Dollars In Thousands)
                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the three-months
ended June 30, 1999:
     Interest income            $   17,526        2,165         19,691           253           (112)              19,832
     Interest expense               11,067          540         11,607                         (112)              11,495
     Provision for loan losses         400           30            430                                               430
     Non-interest income             1,525          205          1,730                                             1,730
     Non-interest expense            5,051        1,077          6,128           167                               6,295
     Income tax expense              1,008          272          1,280            35                               1,315
     Net income                      1,524          452          1,976            51                               2,027
     Total assets                1,046,968      137,348      1,184,316        86,035        (75,481)           1,194,870
Net interest margin                  2.61%        5.21%           n.m.          n.m.            n.m.               2.97%
Return on average assets              .59%        1.33%           n.m.          n.m.            n.m.                .69%
Return on average equity            10.90%       14.78%           n.m.          n.m.            n.m.               9.55%

At or for the three-months
ended June 30, 1998:
     Interest income            $   15,928        2,103         18,031           373           (111)              18,293
     Interest expense               10,032          468         10,500            13           (111)              10,402
     Provision for loan losses         317           25            342                                               342
     Non-interest income             1,402          174          1,576            10                               1,586
     Non-interest expense            4,854        1,130          5,984           109                               6,093
     Income tax expense                880          270          1,150            89                               1,239
     Net income                      1,247          383          1,630           173                               1,803
     Total assets                  918,463      124,761      1,043,224        85,564        (70,581)           1,058,207
Net interest margin                  2.73%        5.72%           n.m.          n.m.            n.m.               3.18%
Return on average assets              .56%        1.21%           n.m.          n.m.            n.m.                .70%
Return on average equity             9.72%       12.40%           n.m.          n.m.            n.m.               8.65%

n.m. = not meaningful






                                                       (Dollars in Thousands)
                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the six-months
ended June 30, 1999:
     Interest income            $   34,766        4,317         39,083           537           (257)              39,363
     Interest expense               22,051        1,064         23,115                         (257)              22,858
     Provision for loan losses         800           60            860                                               860
     Non-interest income             2,891          386          3,277                                             3,277
     Non-interest expense            9,906        2,163         12,069           269                              12,338
     Income tax expense              1,901          545          2,446           107                               2,553
     Net income                      2,998          872          3,870           161                               4,031
     Total assets                1,046,968      137,348      1,184,316        86,035        (75,481)           1,194,870
Net interest margin                  2.60%        5.27%           n.m.          n.m.            n.m.               2.96%
Return on average assets              .59%        1.29%           n.m.          n.m.            n.m.                .69%
Return on average equity            10.88%       14.14%           n.m.          n.m.            n.m.               9.51%

At or for the six-months
ended June 30, 1998:
     Interest income            $   31,805        4,146         35,951           798           (255)              36,494
     Interest expense               19,631          930         20,561            93           (255)              20,399
     Provision for loan losses         695           50            745                                               745
     Non-interest income             2,629          351          2,980            10                               2,990
     Non-interest expense            9,689        2,137         11,826           247                              12,073
     Income tax expense              1,830          570          2,400           175                               2,575
     Net income                      2,588          810          3,398           294                               3,692
     Total assets                  918,463      124,761      1,043,224        85,564        (70,581)           1,058,207
Net interest margin                  2.86%        5.71%           n.m.          n.m.            n.m.               3.28%
Return on average assets              .59%        1.30%           n.m.          n.m.            n.m.                .72%
Return on average equity            10.08%       13.17%           n.m.          n.m.            n.m.               8.83%

n.m. = not meaningful



                                                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                      Average Balances and Yields / Costs
                                                                     (Unaudited)
For the quarter ended June 30:                              1999                                      1998
                                                -------------------------------------       ------------------------------
                                                                             Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $    91,191      $ 1,314      5.76%        $   88,588       $ 1,390       6.28%
 Loan, net and mortgage loans held for sale (2)    998,231       17,951      7.19%           853,276        16,047       7.52%
 Mortgage-backed securities (3)                     34,511          567      6.57%            51,148           856       6.69%
                                                ----------    ---------                     ---------    ----------
   Total interest-earning assets                 1,123,933       19,832      7.06%           993,012        18,293       7.37%
                                                              ---------     ---------                    ----------  ---------
 Non-interest-earning assets                        46,573                                    41,963
                                                ----------                                  ---------
   Total assets                                $ 1,170,506                                $1,034,975
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   58,577          419      2.86%        $   63,220           467       2.95%
 Savings accounts                                 141,185          882      2.50%           116,211           718       2.47%
 NOW accounts                                     110,749          212      0.77%           105,331           300       1.14%
 Certificate accounts                             346,860        4,768      5.50%           304,069         4,437       5.84%
                                                ----------    ---------                    ---------    ----------
   Total                                          657,371        6,281      3.82%           588,831         5,922       4.02%
 Borrowed Funds (4)                               364,089        5,214      5.73%           300,064         4,480       5.97%
                                                ----------    ---------                    ---------    ----------
   Total interest-bearing liabilities           1,021,460       11,495      4.50%           888,895        10,402       4.68%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  64,153                                    62,715
                                                ----------                                 ---------
   Total liabilities                            1,085,613                                   951,610
                                                ----------                                 ---------
 Stockholders' equity                              84,893                                    83,365
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,170,506                                $1,034,975
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 8,337      2.56%                         $ 7,891       2.69%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    2.97%                                       3.18%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     110.03%                                   111.71%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.70% and 5.97% for the three months ended June 30, 1999 and June 30, 1998, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                      Average Balances and Yields / Costs
                                                                     (Unaudited)
For the six months ended June 30:                              1999                                      1998
                                                -------------------------------------       ---------------------------------
                                                                            Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $    89,135      $ 2,571      5.77%        $   90,293       $ 2,801       6.20%
 Loan, net and mortgage loans held for sale (2)    988,033       35,609      7.21%           836,732        31,896       7.62%
 Mortgage-backed securities (3)                     37,675        1,183      6.28%            53,695         1,797       6.69%
                                                ----------    ---------                     ---------    ----------
   Total interest-earning assets                 1,114,843       39,363      7.06%           980,720        36,494       7.44%
                                                              ---------     ---------       ---------    ----------  ---------
 Non-interest-earning assets                        45,932                                    41,680
                                                ----------                                  ---------
   Total assets                                $ 1,160,775                                $1,022,400
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   59,205          845      2.85%        $   63,430           937       2.95%
 Savings accounts                                 136,779        1,661      2.43%           116,881         1,448       2.48%
 NOW accounts                                     109,659          473      0.86%           104,162           596       1.14%
 Certificate accounts                             344,129        9,577      5.57%           297,380         8,635       5.81%
                                                ----------    ---------                    ---------    ----------
   Total                                          649,772      12,556       3.86%           581,853        11,616       3.99%
 Borrowed Funds (4)                               360,827       10,302      5.71%           295,195         8,783       5.95%
                                                ----------    ---------                    ---------    ----------
   Total interest-bearing liabilities           1,010,599       22,858      4.52%           877,048        20,399       4.65%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  65,444                                    61,689
                                                ----------                                 ---------
   Total liabilities                            1,076,043                                   938,737
                                                ----------                                 ---------
 Stockholders' equity                              84,732                                    83,663
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,160,775                                $1,022,400
                                                ==========                                 =========
 Net interest rate spread (5)                                 $ 16,505      2.54%                         $16,095       2.79%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    2.96%                                       3.28%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     110.32%                                   111.82%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.67% and 5.94% for the six months ended June 30, 1999 and June 30, 1998, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

A.  GENERAL

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered community savings bank, and Broadway National Bank, a nationally chartered commercial bank. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency. Substantially all of the Company's business is coordinated through its subsidiary banks and references herein to "Company" include the banks as appropriate. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgages, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investments and mortgage-backed securities, fees, gains on sale of loans and loan servicing income. The Company's primary sources of funds are retail deposits, wholesale brokered deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, and proceeds from the sale of loans.



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

     Included in other non-interest expenses for the three-month periods ended June 30, 1999 and 1998 are charges incurred in connection with the modification or replacement of software or hardware in order for the Company's computer and related systems to properly recognize dates beyond December 31, 1999.

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

     The Company has completed the awareness phase through development of a Year 2000 committee and reporting structure including quarterly project status reports to the Company's Board. The assessment phase has been completed with a review of all software, hardware and business systems including an evaluation of the critical nature and year 2000 business risk that each application presents. The Company primarily utilizes third-party vendors for the processing of its critical data processing applications. The Company is working closely with these critical vendors to monitor renovation and validation efforts to insure that the time frames set out in the Company's plan are met. Based upon review of vendor-provided Year 2000 disclosure statements, review of the applicable testing process and verification of test results, the Company believes that all critical applications were renovated at June 30, 1999. The Company will continue to work with critical application vendors to monitor ongoing status in maintaining Year 2000 compliance.. The Company has created an internal Year 2000 testing environment and has developed test scripts incorporating typical transactions in order to validate the modified systems. Testing with critical application vendors was substantially completed in the fourth quarter of 1998. Additional testing including follow-up and interface testing was completed by June 30, 1999, prior to any anticipated impact on operating systems. The implementation phase is ongoing and incorporates review of replaced or modified and tested systems, as well as, contingency planning and customer awareness programs.

     In the event that the Company's third-party vendors are unable to provide services due to Year 2000 issues, the Company's operations could be adversely effected. The Company has developed contingency plans in the event that one or all of these significant vendors fails to meet Year 2000 operating requirements. Plans for various failure scenarios are developed on an ongoing basis as such risks are identified and incorporate the Company's business resumption plan. Contingency plans for unexpected Year 2000 related business interruption were substantially complete by June 30, 1999. Further, the Company will seek alternative vendors should one of the critical vendors fail to maintain satisfactory Year 2000 compliance. In the event the Company's current third party data processing vendors were not Year 2000 compliant and the Company could not engage alternative vendors in a timely manner, the Company's operations would be adversely impacted.

     The total cost of the Year 2000 project is estimated at $400,000 to $500,000 which includes estimated costs and time associated with third-party Year 2000 issues, and an allocation of payroll costs for personnel assigned to the Year 2000 project. Through June 30, 1999 the Company has expensed approximately $100,000 year to date and $350,000 total toward the Year 2000 remediation effort. A significant portion of the costs associated with the year 2000 project are not expected to be incremental to the Company, but rather represent a reprioritization of existing internal systems technology resources.

     Based on the remediation, testing and monitoring efforts to date, the Company expects that most of its critical systems will operate successfully through the century date change. Therefore, the Company believes that internal system failures are not likely to adversely affect the Company's operations or financial condition. The Company has successfully tested with its critical application vendors and will continue to monitor and validate the efforts of other service providers, including the Company's electrical power and telecommunications providers in 1999. At this time the Company believes the most likely "worst case" Year 2000 scenarios are temporary and localized disruptions in infrastructure services which could disrupt the ability of the Company to provide services to its customers and/or the ability of external service providers to provide services to the Company.

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



C. FINANCIAL CONDITION


     Total assets at June 30, 1999 were $1.195 billion, compared to $1.139 billion at December 31, 1998, an increase of $56 million or 4.9%. The major components of asset growth included cash and cash equivalents, investment securities available for sale, mortgage loans held for sale and loans, net of allowance for loan losses. Cash and cash equivalents increased from a balance of $37.2 million at December 31, 1998 to $53.3 million at June 30, 1999. This increase in liquidity was in anticipation for the funding of a bank owned life insurance policy ("BOLI") early in the third quarter of 1999. The BOLI purchase is expected to partially offset employee benefit costs and provide the Company with increased earnings resulting from the tax advantaged status of BOLI income. Investment securities available for sale increased to $61.6 million at June 30, 1999 from $49.1 million at December 31, 1998 as securities purchases exceeded maturities. Mortgage loans held for sale increased from $17.0 million at December 31, 1998 to $21.3 million at June 30, 1999 as large sales near the end of last year reduced the available for sale inventory. Loans, net of allowance for loan losses, increased by $36.5 million, or 3.9%, from a balance of $943.7 million at December 31, 1998 to $980.1 million at June 30, 1999 as origination of loans for portfolio exceeded amortization and prepayments. These increases were partially offset by decreases in investment securities held to maturity, mortgage-backed securities available for sale and mortgage-backed securities held to maturity amounting to $5.0 million, $4.4 million and $7.4 million, respectively, compared to the balances at December 31, 1998. Deposit accounts increased by $20.8 million from a balance of $707.1 million at December 31, 1998 to a balance of $728.0 million at June 30, 1999. Approximately one-half of the deposit account balance increase was due to the Company's acquisition of $10 million of wholesale brokered certificates of deposit. Federal Home Loan Bank advances increased by $36.0 million, to a balance of $373.5 million at June 30, 1999 from a balance of $337.5 million at December 31, 1998. These advances were used primarily to fund the increase in loans, net.

D.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained in excess of the required minimum levels of liquid assets at BFS as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 4%. At June 30, 1999 and December 31, 1998 BFS's liquidity ratio was 8.4% and 6.9% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The liquidity ratio is higher than usual at June 30, 1999 due to the anticipated purchase of BOLI as explained in the above paragraph. The OCC does not have specific guidance for liquidity ratios for BNB, but does require banks to maintain reasonable and prudent liquidity levels. Management believes such levels have been maintained since the acquisition date.

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1999, BFS' cash, loans and investments available for sale totaled $79.1 million or 7.6% of BFS's total assets. While not all of these liquid assets qualify for BFS's regulatory liquidity requirements, other assets in the held to maturity category qualify for regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1999, the Company had $373.5 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances, wholesale brokered deposits and repurchase agreements to supplement cash flow needs.

     At June 30, 1999, the Company had commitments to originate loans and unused outstanding lines of credit totaling $171.97 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 1999, totaled $188.2 million.

     At June 30, 1999, the consolidated stockholders' equity to total assets ratio was 6.9%. As of June 30, 1999, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated tier 1 capital, total capital and Tier 1 leverage ratios were 11.7%, 13.0% and 6.8%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 5.3%, 10.4%, 9.1% and 5.3%, respectively. BNB's total risk-based, tier 1 risk-based and tier 1 leverage capital ratios were 15.1%, 14.1%, and 7.1%, respectively.

E.  COMPARISON OF THREE- AND SIX-MONTHS ENDED JUNE 30, 1999 AND 1998

   General

     Earnings for the quarter ended June 30, 1999 were $2.0 million, or $.42 basic earnings per share, $.40 per share on a diluted basis, compared to earnings of $1.8 million, or $.35 basic and $.33 diluted earnings per share for the second quarter of 1998. The current quarter's earnings amount to an 20% increase in basic earnings per share and a 21% increase in diluted earnings per share compared to last year's second quarter. Earnings for the six-months ended June 30, 1999 amounted to $4.0 million, or $83 basic and $.80 diluted earnings per share, compared to $3.7 million, or $.72 basic and $.68 diluted earnings per share for the comparable 1998 period. The Company's annualized return on average assets was .69% and the annualized return on average stockholders' equity was 9.51% during the six-months ended June 30, 1999, compared to .72% and 8.83%, respectively, for the six-months ended June 30, 1998 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended June 30, 1999 increased by $1.5 million, or 8.4%, to $19.8 million, compared to the quarter ended June 30, 1998. The increase in interest income was primarily attributable to a $130.9 million increase in average interest-earning assets, offset by a 31 basis point decrease in the average yield. The average yield on interest-earning assets decreased to 7.06% for the three months ended June 30, 1999 from 7.37% for the three months ended June 30, 1998. For the first half of 1999, total interest income was $39.4 million, compared to $36.5 million for the comparable period in 1998. The major reason for the increase was also the increased average balances of interest-earning assets, which were $1.115 billion during the six-months ended June 30, 1999, compared to $980.7 million during the comparable period in 1998. Partially offsetting the benefits of higher average balances in interest-earning assets was a decline in average yields, which declined from an average of 7.44% during the six-months ended June 30, 1998 to an average of 7.06% during the six-months ended June 30, 1999.

     Interest income on loans, net, for the quarter ended June 30, 1999 increased by $1.9 million, or 11.9%, to $17.9 million compared to $16.0 million for the same quarter in 1998. On a year to date basis, interest income on loans, net, increased $3.7 million to $35.6 million from the $31.9 million earned during the first half of 1998. The increase in interest income from loans, net, for the three- and six-months ended June 30, 1999, compared to the same periods last year, was primarily attributable to increases in average balances of $145.0 million and $151.3 million, respectively. The earnings impact of higher balances of loans, net was partially offset by a decline in the average yield on loans, net, which decreased by 33 basis points to 7.19% during the quarter ended June 30, 1999, compared to 7.52% during the quarter ended June 30, 1998. On a year to date basis, the yield on loans, net, decreased from 7.62% for the six-months ended June 30, 1998 to 7.21% during the current year period.

     Interest on mortgage-backed securities for the quarter ended June 30, 1999 decreased by $289,000 to $567,000, compared to $856,000 for the same quarter in 1998. This decrease in income was due primarily to the $16.6 million lower average balance during the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998. Additionally, the average yield declined by 12 basis points to an average of 6.57% during the June 30, 1999 quarter, compared to the same quarter last year. On a year to date basis, interest on mortgage-backed securities was $1.2 million, compared to last year's comparable period total of $1.8 million, also due to declines in average balances and yields. The average balance of mortgage-backed securities declined by $16.0 million to an average balance of $37.8 million for the six-months ended June 30, 1999 compared to the prior year period average balance of $53.7 million. Average yields declined by 41 basis points during the current period.

     Income from investment securities was $1.3 million for the quarter ended June 30, 1999 compared to $1.4 million for the prior year quarter. On a year to date basis, income from investment securities was $2.6 million and $2.8 million, respectively, for the six-months ended June 30, 1999 and 1998. The average yield on investment securities decreased by 52 basis points and 43 basis points, respectively, in the current three- and six-month periods, compared to last year's periods due to overall declines in market interest rates. The average balance increased by $2.6 million to an average of $91.2 million during the quarter ended June 30, 1999, compared to an average balance of $88.6 million for the quarter ended June 30, 1998. On a year to date basis, the average balance of investment securities declined by $1.2 million to an average balance of $89.1 million during the six-months ended June 30, 1999, compared to an average balance of $90.3 million for the comparable prior year period.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended June 30, 1999 increased by $1.1 million or 10.5%, to $11.5 million compared to the quarter ended June 30, 1998. The increase in interest expense for the quarter ended June 30, 1999 was due primarily to an increase of $132.6 million in the average balance of interest-bearing liabilities, which averaged $1.021 billion during the current quarter, compared to an average balance of $888.9 million during the quarter ended June 30, 1998. The increase in interest expense was partially offset by a decrease of 18 basis points in the average cost of interest-bearing liabilities during the quarter ended June 30, 1999. The average cost of interest-bearing liabilities decreased to 4.50% during the quarter ended June 30, 1999, compared to 4.68% for last year's comparable quarter. The decrease was due to generally lower market rates. On a year to date basis, interest expense on interest-bearing liabilities totaled $22.9 million, compared to last year's to date total of $20.4 million, an increase of 12.1%. The increase is attributable to the higher average balance of interest-bearing liabilities, which averaged $1.011 billion during the six-months ended June 30, 1999, compared to an average balance of $877.0 million during the six-months ended June 30, 1998. Partially offsetting the impact of higher average balances, was a 13 basis point decline in the cost of interest-bearing liabilities during the six-months ended June 30, 1999.

     Interest expense on deposit accounts was $6.3 million for the quarter ended June 30, 1999, an increase of $359,000 from the $5.9 million for the quarter ended June 30, 1998. The increase in the expense was due to higher average deposit account balances of $68.5 million, partially offset by a 20 basis point decrease in the average cost of funds during the quarter ended June 30, 1999, compared to the quarter ended June 30, 1998. The cost of funds declined due to lower rates paid on all types of deposit accounts. The average balance of deposit accounts increased from $588.8 million for the quarter ending June 30, 1998, to an average balance of $657.4 million for the current quarter. Most of the increase is attributable to the odd-month retail certificate of deposit acquisition program and a special "money market" savings account initiated by BFS during 1998. For the six-months ended June 30, 1999, interest expense on deposit accounts was $12.6 million, compared to $11.6 million for the prior year period, an increase of $1.0 million, or 8.1%. The increase was due to the effects of higher average deposit account balances, which averaged $649.8 million during the six-months ended June 30, 1999, compared to $581.9 million in the prior year period, partially offset by the effects of a decrease of nine basis points in the total cost of deposit accounts during the current period.

     Interest expense on borrowed funds increased from $4.5 million for the quarter ended June 30, 1998 to $5.2 million for the current quarter. The average cost of borrowed funds decreased from 5.97% during the quarter ended June 30, 1998 to an average of 5.73% during the current quarter. The average balance increased from $300.1 million during the second quarter of 1998 to an average balance of $364.1 million during the second quarter of 1999. For the six-months ended June 30, 1999 interest expense on borrowed funds was $10.3 million, compared to $8.8 million for the six-months ended June 30, 1998. The increase in interest expense on borrowed funds was caused by a $65.6 million increase in the average balances from $295.2 million for the six-months ended June 30, 1998 to $360.8 million during the current period. The increase was partially offset by a reduction of 24 basis points in the cost of borrowed money during the six-months ended June 30, 1999.

Net Interest Income

     Net interest income during the second quarters of 1999 and 1998 was $8.3 million and $7.9 million, respectively, as industry-wide margin shrinkage was offset by net interest income earned from asset growth. The net interest margin, at 2.97% for the quarter ended June 30, 1999 was 21 basis points lower than last year's comparable quarter. On a year to date basis, net interest income was $16.5 million, compared to $16.1 million for the prior year to date. The net interest margin was 2.96% for the six-months ended June 30, 1999, compared to 3.28% for the prior year comparable period. The net interest margin was compressed due to the continuing effects of a relatively flat interest rate yield curve.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $430,000 for the quarter ended June 30, 1999, compared to the $342,000 loan loss provision for the comparable quarter last year. For the six-months ended June 30, 1999 and 1998, the provision was $860,000 and $745,000, respectively. The allowance for loan losses increased from $8.5 million at December 31, 1998 to $9.6 million at June 30, 1999 due to the year to date provision and net recoveries.


     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon size and type of loans and management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. In addition various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgements different from those of management. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At June 30, 1999, the Company classified $3.6 million of loans ($3.2 million at BFS and $403,000 at BNB) as sub-standard compared to $4.2 million ($3.4 million of BFS and $770,000 of BNB) at December 31, 1998. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at June 30, 1999 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at June 30, 1999 was $9.6 million, which represented 744.5% of non-performing loans or .94% of total loans, compared to $8.5 million at December 31, 1998, or 1,029.1% of non-performing loans and .88% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from $153.8 at December 31, 1998 to $172.5 million at June 30, 1999.


     Non-performing loans at June 30, 1999 amounted to $1.3 million or .11% of total loans, compared to $0.8 million, or .09% of total loans, at December 31, 1998.


     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $55,000 and $78,000 for the six-month periods ended June 30, 1999 and 1998, respectively. The amount of interest income that was recorded on these loans was $21,000 and $30,000 for the six-month periods ended June 30, 1999 and 1998, respectively.


     At June 30, 1999, loans characterized as impaired, pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS
No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure", totaled $269,000. All of the impaired loans have been measured using the fair value of the collateral method. During the six-months ended June 30, 1999, the average recorded value of impaired loans was $405,000, $9,000 interest income was recognized and $11,000 of interest income would have been recognized under the loans' original terms.

     At June 30, 1999 and at December 31, 1998, the Company had $0 and $47,000 in real estate owned, respectively. Further, at June 30, 1999, the Company also had restructured real estate loans amounting to $213,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the second quarter of 1999 increased by $144,000, or 9.1%, to $1.7 million from $1.6 million for the three months ended June 30, 1998. The largest component of non-interest income was gain on sale of loans, which increased to $932,000 during the quarter ended June 30, 1999, compared to $771,000 for the comparable quarter last year. The gain on sale of loans improved due to an increase in the volume of loans sold. The Company sold $100.2 million of loans during the quarter ended June 30, 1999 compared to $83.3 million during last year's comparable quarter. On a year to date basis, gain on sale of loans amounted to $1.7 million, compared to $1.4 million for the first six months of 1998, also due to increased volume of loans sold. Generally lower market interest rates and the position of the interest rate yield curve have provided many borrowers an opportunity to re-finance their mortgages to lower, and generally fixed interest rates. The Company sells the vast majority of fixed-rate loans it originates. The continuation of a strong housing market and economy also contributed to increased volume for financing of home purchases.

Non-Interest Expense

     Total non-interest expense was $6.3 million and $6.1 million, respectively, for the quarters ended June 30, 1999 and 1998. On a year to date basis, total non-interest expense increased from $12.1 million for the six-months ended June 30, 1999 to $12.3 million for the six-months ended June 30, 1998. Compensation and benefits increased by $177,000 and $393,000 for the three- and six-months ended June 30, 1999 compared to the comparable prior year totals. The increases were due to additional staff hired to expand the Company's corporate lending department and normal year over year salary increases. On a year to date basis, other non-interest expense declined to $3.3 million for the six-months June 30, 1999 compared to $3.5 million for the six-months ended June 30, 1998 as the prior year's period included consulting and legal costs incurred to assist in establishing the Company's tax saving strategies. These strategies included the formation of real estate investment trusts and securities subsidiaries in early 1998.

Income Tax Expense

     Income tax expense for the quarter ended June 30, 1999 was $1.3 million, compared to $1.2 million for the quarter ended June 30, 1998. The effective income tax rate was 39.4% during the current quarter, compared to 40.7% for the quarter ended June 30, 1998. On a year to date basis, the current period income tax expense was $2.6 million, for an effective rate of 38.8%, compared to $2.6 million, for an effective rate of 41.1% for the six-months ended June 30, 1998. The lower effective rate during the current periods is due to the full implementation of the tax saving strategies.

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

     At June 30, 1999, the Company's one year gap was a negative .66% of total assets, compared to a positive 6.6% of total assets at December 31, 1998.

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


     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Generally, verbs in the future tense and the words, "believe", "expect", "anticipate", "intends", "opinion", "potential", and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the allowance for losses discussion, Year 2000 issues, subsequent events and any quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company' loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors (including Year 2000 problems) affecting the Company's operations, markets, products, services and prices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


SUBSEQUENT EVENTS

     On August 4, 1999, the Company entered into an agreement to purchase a privately-held mortgage company, Diversified Ventures, Inc., d/b/a Forward Financial Company and Ellsmere Insurance Agency, Inc., both headquartered in Northborough, Massachusetts. The tax deductible transaction premium will result in approximately $20 million of goodwill to be amortized over 15 years. See Note 5 "Other Information" for further details.

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


Item 2.  Changes in Securities and Use of Proceeds

       Not applicable

Item 3.  Defaults Upon Senior Securities

       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(A) The Annual Meeting of Stockholders of the Corporation was held on April 28, 1999.
(B) Directors elected at Annual Meeting:

(1) Election of Directors to a three-year term

Nominee                 Total Votes For                 Total Votes Withheld

David P. Conley         4,455,539                               184,207
W. Robert Mill          4,455,539                               184,207

(2) Continuing Directors                Year Term Expires

Edward P. Callahan                      2000
Richard J. Dennis, Sr.                  2000
David F. Holland                        2001
Charles R. Kent                         2000
Irwin W. Sizer                          2001

(C) Other Matters submitted to a vote of the Stockholders of the Corporation:

Selection of Independent Auditors

Votes For         Votes Against        Abstentions       Broker Non-Votes
4,628,523             5,748                 5,475              None

Item 5.  Other Information

     On August 4, 1999, the Company entered into a definitive purchase and Sale Agreement ("Purchase Agreement") with Diversified Ventures, Inc., d/b/a/ Forward Financial Company ("Forward Financial"), Ellsmere Insurance Agency, Inc. ("Ellsmere"), and Gene J. DeFeudis. Pursuant to the Purchase Agreement, the Company will purchase all of the outstanding capital stock of Forward Financial and Ellsmere in a cash transaction. Consummation of the sale is subject to various conditions, including regulatory a pproval, and the Company anticipates the transaction will close in the fourth quarter of 1999. In connection with the transaction, the Company filed a Current Report of Form 8-K on August 6, 1999.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Certificate of Incorporation*
          3.2  Bylaws*
          27   Financial Data Schedule

* Incorporated herein to the Company's Registration Statement on Form S-1, as amended, (SEC No. 33-94860) originally filed on July 21, 1995

    (b) No reports on Form 8-K

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  August 13, 1999                         By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  August 13, 1999                         By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Corporate Secretary