Form 10-K
period 1999-12-31
BOSTONFED BANCORP INC
filed 2000-03-30
CIK 948515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended DECEMBER 31, 1999

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

         Title of Class                    Name of Exchange on Which Registered
COMMON STOCK PAR VALUE $0.01 PER SHARE         THE AMERICAN STOCK EXCHANGE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes    X       No            (2) Yes    X       No
        ---------     ---------          ---------     -----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $57.8 million and is based upon the last sales price as quoted on the American Stock Exchange for March 3, 2000.

         The number of shares of Common Stock outstanding as of March 3, 2000 is 4,907,481.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999 ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

         PORTIONS OF THE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                      INDEX

                                                                               PAGE
                                                                               ----
PART I

         Item 1.      Business ..........................................         3

         Item 2.      Properties ........................................        38

         Item 3.      Legal Proceedings .................................        39

         Item 4.      Submission of Matters to a Vote of Security Holders        39

PART II

         Item 5.      Market for Registrant's Common Equity and Related
                      Stockholders Matters ..............................        39

         Item 6.      Selected Financial Data ...........................        39

         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...............        39

         Item 7A.     Quantitative and Qualitative Disclosure About
                      Market Risks ......................................        39

         Item 8.      Financial Statements and Supplementary Data .......        40

         Item 9.      Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure ...............        40

PART III

         Item 10.     Directors and Executive Officers of the Registrant         40

         Item 11.     Executive Compensation ............................        40

         Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management ....................................        40

         Item 13.     Certain Relationships and Related Transactions ....        40

PART IV

         Item 14.     Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K ...............................        41

SIGNATURES

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         BostonFed Bancorp, Inc. (also referred to as the "Company "or "Registrant") was incorporated under Delaware law on July 11, 1995, and subsequently became the holding company for Boston Federal Savings Bank ("BFS"). On October 24, 1995, BFS completed its conversion from a mutual savings bank to a stock form of ownership, while simultaneously, the Company issued 6,589,617 shares of common stock utilizing a portion of the proceeds to acquire all of the stock of BFS. On February 7, 1997, the Company acquired Broadway National Bank ("BNB"), using the purchase method of accounting, at a cost of approximately $22 million. On August 4, 1999, the Company entered into a Purchase and Sale Agreement by and among the Company, Diversified Ventures, Inc. d/b/a Forward Financial Company ("Forward Financial"), Ellsmere Insurance Agency, Inc. ("Ellsmere") and Gene J. DeFeudis, pursuant to which BFS purchased all of the outstanding capital stock of Forward Financial and BNB purchased all of the outstanding capital stock of Ellsmere in a cash transaction for approximately $38.3 million. The transaction was consummated at the close of business on December 6, 1999.

         The Company's business is conducted primarily through its ownership of BFS and BNB (collectively, the "Banks"). BFS' administrative and banking office is located in Burlington, Massachusetts and its seven other banking offices are located in Arlington, Bedford, Billerica, Boston, Lexington, Peabody and Wellesley, all of which are in the greater Boston metropolitan area. BFS' subsidiary, Forward Financial, maintains its headquarters in Northboro, Massachusetts and operates in approximately twenty states across the United States. BNB has two banking offices located in Chelsea and Revere, also in the greater Boston metropolitan area. As a result of the acquisition of BNB, a nationally chartered commercial bank, the Company became a multi-bank holding company subject to regulation by the Federal Reserve Board ("FRB"). Prior to its acquisition of BNB, the Company was a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS"). As a bank holding company, the Company is subject to certain restrictions and requirements imposed by the FRB on the activities in which the Company may engage and the assets in which the Company may invest. See "Regulation and Supervision-Holding Company Regulation."

         The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its banking offices and investing those deposits, together with funds generated from operations, loan sales and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in commercial real estate, construction and land, multi-family mortgage, equity lines of credit, business and consumer loans. The Company originates mortgage loans for investment and for sale in the secondary market, generally retaining the servicing rights for loans sold. Through Forward Financial, the Company also originates consumer loans primarily with customers purchasing or refinancing manufactured homes, recreational vehicles, marine and leased equipment and subsequently sells substantially all of such loans. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, gain on sale of loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, fees and loan servicing income. The Company's primary sources of funds are retail deposits, wholesale brokered deposits, principal and interest payments on loans, investments and mortgage-backed securities, Federal Home Loan Bank Boston ("FHLB") advances, repurchase agreements, other borrowings and proceeds from the sale of loans.

MARKET AREA AND COMPETITION

         The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's deposit gathering is concentrated in the communities surrounding its offices while its lending base extends throughout eastern Massachusetts and, to a lesser extent, other areas of New England. Forward Financial provides its consumer lending services in approximately twenty states throughout the United States.

         The Company faces significant competition both in generating loans and in attracting deposits. The Boston metropolitan area is a highly competitive market and the national market for consumer lending is also very competitive. The Company's share of deposits and loan originations in eastern Massachusetts amounts to less than one percent. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, consumer finance and insurance companies. Its most direct competition for deposits has historically come from savings and commercial banks and in recent years from mutual funds and equity markets. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Company's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. At December 31, 1999, the Company had total loans outstanding, including mortgage loans held for sale, of $1,087.6 million, of which $846.7 million were one- to four-family, residential mortgage loans, or 77.9% of the Company's total loans. At such date, the remainder of the loan portfolio consisted of: $22.0 million of multi-family residential loans, or 2.0% of total loans; $76.0 million of commercial real estate loans, or 7.0% of total loans; $77.1 million of construction and land loans, or 7.1% of total loans; and other loans, primarily home equity lines of credit and business loans, of $65.8 million or 6.1% of total loans. The Company had $16.2 million of mortgage loans held for sale at December 31, 1999 consisting of one- to four-family fixed and variable-rate mortgage loans. At that same date, 66.0% of the Company's mortgage loans had adjustable interest rates, most of which, at the first adjustment date, are indexed to the one-year Constant Maturity Treasury ("CMT") Index.

         The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the FRB, and legislative tax policies.

         The following table sets forth the composition of the Company's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                             AT DECEMBER 31,
                               ---------------------------------------------------------------------------
                                         1999                      1998                      1997
                               -----------------------   -----------------------   -----------------------
                                              PERCENT                   PERCENT                   PERCENT
                                  AMOUNT      OF TOTAL     AMOUNT       OF TOTAL     AMOUNT       OF TOTAL
                               -----------    --------   ----------     --------   ----------     --------
                                                         (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential:
    One- to four-family(1).    $   846,739     77.85%    $  829,572      84.27%    $  702,102      86.11%
    Multi-family ..........         22,017      2.02         22,889       2.33         18,874       2.32
  Commercial real estate ..         75,999      6.99         48,951       4.97         36,400       4.46
  Construction and land ...         77,079      7.09         41,608       4.23         20,497       2.51
Other loans(2).............         65,767      6.05         41,308       4.20         37,465       4.60
                                 ---------    ------        -------     ------        -------     ------
      Total loans .........      1,087,601    100.00%       984,328     100.00%       815,338     100.00%
                                              ======                    ======                    ======

Less:
  Allowance for loan losses        (10,654)                  (8,500)                   (6,600)
  Construction loans in
    process ...............        (30,372)                 (17,133)                   (8,527)
  Net unearned premium
      (discount) on loans
      purchased ...........             (7)                      (5)                     (114)
  Deferred loan origination
    (fees) costs ..........          2,200                    1,980                     1,448
                               -----------               ----------                ----------
    Loans, net and mortgage
       loans held for sale     $ 1,048,768               $  960,670                $  801,545
                               ===========               ==========                ==========


                                                AT DECEMBER 31,
                               -------------------------------------------------
                                         1996                      1995
                               -----------------------   -----------------------
                                              PERCENT                   PERCENT
                                   AMOUNT     OF TOTAL     AMOUNT       OF TOTAL
                               ----------     --------   ----------     --------
                                            (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential:
    One- to four-family(1).    $  607,792      88.00%    $  447,033      85.44%
    Multi-family ..........        21,381       3.10         27,986       5.35
  Commercial real estate ..        28,136       4.07         26,412       5.05
  Construction and land ...        12,532       1.81          3,435        .66
Other loans(2).............        20,850       3.02         18,343       3.50
                                  -------     ------        -------     ------
      Total loans .........       690,691     100.00%       523,209     100.00%
                                              ======                    ======

Less:
  Allowance for loan losses        (4,400)                   (4,275)
  Construction loans in
    process ...............        (6,936)                     (805)
  Net unearned premium
      (discount) on loans
      purchased ...........          (163)                     (262)
  Deferred loan origination
    (fees) costs ..........         1,448                       560
                               ----------                ----------
    Loans, net and mortgage
       loans held for sale     $  680,640                $  518,427
                               ==========                ==========

-------------------------------

(1) Includes mortgage loans held for sale of $16.2 million, $17.0 million, $9.8 million, $4.0 million and $8.9 million at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(2) These loans primarily consist of one- to four-family lines of credit secured by mostly second mortgages which amounted to $43.7 million, $32.1 million, $28.1 million,$17.4 million and $14.9 million at December 31, 1999, 1998, 1997, 1996 and 1995, respectively and business loans which amounted to $17.8 million, $3.6 million, $3.5 million, $724,000 and $664,000 at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the Company's loans at December 31, 1999. There were $16.2 million of mortgage loans held for sale at December 31, 1999. The table does not include the effect of future principal prepayments. Principal prepayments on total loans were $203.3 million, $316.4 million and $167.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.


                                                                             AT DECEMBER 31, 1999
                                                --------------------------------------------------------------------------------
                                                  ONE- TO
                                                  FOUR-         MULTI-     COMMERCIAL    CONSTRUCTION     OTHER         TOTAL
                                                  FAMILY        FAMILY     REAL ESTATE     AND LAND       LOANS         LOANS
                                                -----------    ---------   -----------    ---------     ---------    -----------
                                                                      (IN THOUSANDS)
Amounts due:
   One year or less ........................    $     1,212    $       3    $   2,090     $  45,135     $   9,041    $    57,481

   After one year:
   More than one year to three years .......          4,640          200        2,315        29,604         6,609         43,368
      More than three years to five years ..         11,603          117        3,262         2,198         3,483         20,663
      More than five years to 10 years .....        103,295        3,477        7,105            47        44,754        158,678
      More than 10 years to 20 years .......        182,756       13,176       33,966            45         1,288        231,231
      More than 20 years ...................        543,233        5,044       27,261            50           592        576,180
                                                -----------    ---------    ---------     ---------     ---------    -----------

      Total due after one year .............        845,527       22,014       73,909        31,944        56,726      1,030,120
                                                -----------    ---------    ---------     ---------     ---------    -----------
      Total amount due .....................    $   846,739    $  22,017    $  75,999     $  77,079     $  65,767    $ 1,087,601
                                                ===========    =========    =========     =========     =========
         Less:
            Allowance for loan losses ......                                                                             (10,654)
            Construction loans in process ..                                                                             (30,372)
            Net unearned discount on
               loans purchased .............                                                                                  (7)
            Deferred loan origination costs                                                                                2,200
                                                                                                                     -----------
      Loans, net, and mortgage
         loans held for sale ...............                                                                           1,048,768
      Mortgage loans held for sale .........                                                                             (16,174)
                                                                                                                     -----------

      Loans, net ...........................                                                                         $ 1,032,594
                                                                                                                     ===========

         The following table sets forth at December 31, 1999 the dollar amount of loans contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.


                                     DUE AFTER DECEMBER 31, 2000
                              ----------------------------------------
                                FIXED        ADJUSTABLE       TOTAL
                              ----------     ----------     ----------
                                           (IN THOUSANDS)
Mortgage loans:
   Residential:
     One- to four-family      $  321,503     $  524,024     $  845,527
     Multi-family .......          6,332         15,682         22,014
   Commercial real estate         22,948         50,961         73,909
   Construction and land              70         31,874         31,944
Other loans .............          9,272         47,454         56,726
                              ----------     ----------     ----------
       Total loans ......     $  360,125     $  669,995     $1,030,120
                              ==========     ==========     ==========

         ORIGINATION, SALE, SERVICING AND PURCHASE OF LOANS. The Company's mortgage and consumer finance lending activities are conducted primarily by its commissioned loan personnel, through its offices, and through wholesale brokers and other financial institutions approved by the Company. All loans originated by the Company, either through internal sources or through wholesale brokers or other correspondent financial institutions are underwritten by the Company, pursuant to the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate loans. The Company's ability to originate loans is dependent upon the relative customer demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future level of interest rates, economic conditions, and competition. The general policy of the Company is to sell a substantial majority of the one- to four-family fixed-rate mortgage loans it originates with maturities of fifteen years or over and to retain adjustable-rate and fixed-rate loans with maturities of under fifteen years sufficient to meet portfolio needs and selling the balance. The Company retains the servicing of mortgage loans sold in most cases. At December 31, 1999, the Company serviced $784.6 million of loans for others. The Company recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold, adjusted for the value of originated mortgage servicing rights. See "--Loan Servicing." The Company recognizes a gain on sale of consumer finance loans at Forward Financial when it collects its fee upon the sale of the loan to client lenders. At December 31, 1999, the Company had $16.2 million of mortgage loans held for sale consisting of fixed and adjustable-rate one- to four-family loans. The Company has, in the past, from time to time, purchased loans or participations of loans, primarily one- to four-family mortgage loans, and had $6.4 million of purchased loans at December 31, 1999. With the exception of purchases of loans from correspondent financial institutions, which are underwritten pursuant to the Company's policies and closed in the name of the correspondent financial institution but immediately purchased by the Company for its mortgage banking activities, and loans that qualify for Community Reinvestment Act ("CRA") purposes, the Company generally does not purchase loans or participate in loans.

         The Company engages in certain hedging activities to facilitate the sale of its originated and purchased mortgage loans in an attempt to minimize interest rate risk from the time the loan commitments are made to the time until the loans are securitized or packaged and sold. The Company currently utilizes forward loan sale commitment contracts with Fannie Mae ("FNMA"), Freddie Mac ("FHLMC"), and other approved investors as its method of hedging loan sales in an attempt to protect the Company from fluctuations in market interest rates. Generally, the Company will enter into contracts to deliver loans or agency mortgage-backed securities to purchasers at a future date for a specified price while the Company simultaneously processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. As loans are closed and funded, they may also be pooled to create mortgage-backed securities that can be delivered to fulfill the forward commitment contracts. The amount of forward coverage of the "pipeline"of mortgages is set on a day-to-day basis by an operating officer, within policy guidelines, based on the Company's assessment of the general direction of interest rates and levels of mortgage-origination activity. For the year ended December 31, 1999, the Company had $3.0 million in net gains attributable to the sale of loans.

         The following table sets forth the Company's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            1999            1998             1997
                                                        -----------      -----------      -----------
                                                                       (IN THOUSANDS)
Net loans:
Beginning balance .................................     $   943,662      $   791,728      $   676,670
    Loans originated:
       One- to four-family ........................         507,569          773,655          321,039
       Multi-family ...............................           2,821            7,911              869
       Commercial real estate .....................          30,160           25,363            7,294
       Construction and land ......................          50,946           32,348           16,870
       Other(1)....................................          70,198           37,055           34,055
                                                        -----------      -----------      -----------
       Total loans originated .....................         661,694          876,332          380,127
    Loans purchased(2).............................          41,996           25,042           17,013
    Loans from BNB acquisition ....................            --               --             66,093
    Loans from Forward acquisition ................          11,345             --               --
                                                        -----------      -----------      -----------
           Total ..................................       1,658,697        1,693,102        1,139,903
Less:
    Principal repayments and other, net ...........        (307,906)        (382,475)        (226,143)
    Loan (charge-offs) recoveries, net ............             358              258             (116)
    Sale of mortgage loans ........................        (302,298)        (350,215)        (111,566)
    Transfer of mortgage loans to real estate owned             (83)            --               (533)
                                                        -----------      -----------      -----------
    Loans, net and mortgage loans held for sale ...       1,048,768          960,670          801,545
    Mortgage loans held for sale ..................         (16,174)         (17,008)          (9,817)
                                                        -----------      -----------      -----------
Loans, net ........................................     $ 1,032,594      $   943,662      $   791,728
                                                        ===========      ===========      ===========


---------------------------
(1) Other loans primarily consist of one- to four-family lines of credit secured by mortgages and business loans. The amounts indicated primarily include new amounts drawn on such home-equity lines of credit, business loans and/or lines of credit during the periods presented.
(2) Includes loans purchased from correspondent financial institutions which are underwritten pursuant to the Company's policies and closed in the name of the financial institution but immediately purchased by the Company for its mortgage banking activities or for CRA purposes.


         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Company offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Company's primary market area, with maturities of up to thirty years. Substantially all of such loans are secured by property located in the Company's primary market area. Loan originations are obtained at the Company's banking offices and from the Company's commissioned loan representatives, correspondent banking relationships and wholesale brokers and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

         At December 31, 1999, the Company's total loans outstanding were $1,087.6 million, of which $846.7 million, or 77.9%, were one- to four-family residential mortgage loans, most of which were primarily owner-occupied properties. Of the one- to four-family residential mortgage loans outstanding at that date, 38.0% were fixed-rate loans, and 62.0% were adjustable-rate mortgage loans. The interest rates for the majority of the Company's adjustable-rate mortgage loans are indexed to the CMT Index. The Company currently offers fixed-rate mortgage loans with amortization periods of five to thirty years. The Company currently offers a number of adjustable-rate mortgage loan programs with interest rates which adjust annually with amortization schedules of ten to thirty years. The Company's adjustable-rate mortgage loans are originated with interest rates which are fixed for an initial period of one, three, five or seven years and at the end of such period will adjust thereafter either annually or a greater period according to their terms. The Company's one- to four-family adjustable-rate loan products generally reprice based on a margin, currently 287 to 325 basis points, over the CMT Index for the Treasury security of a maturity which is comparable to the interest adjustment period for the loan. Generally, all of the Company's adjustable-rate mortgage loans provide for periodic (generally 2%) and overall caps (generally 6%) on the increase or decrease in interest rate at any adjustment date and over the life of the loan.

         The Company generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 95% of the appraised value or selling price if private mortgage insurance is obtained on the portion of the loan in excess of 75% of the lesser of the appraised value or selling price. However, the Company may originate single-family owner-occupied mortgage loans in amounts up to 90% of the lesser of the appraised value or selling price without private mortgage insurance. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates and maintaining quality on the Company's fixed-rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

         MULTI-FAMILY MORTGAGE LENDING. The Company originates multi-family mortgage loans generally secured by five to 120 unit apartment buildings located in the Company's primary market area. The Company currently originates multi-family loans on a limited and selective basis. In reaching its decision on whether to make a multi-family loan, the Company considers the value of the underlying property as well as the qualifications of the borrower. Other factors relating to the property to be considered are: the net operating income of the mortgaged premises before debt service and depreciation; the debt service coverage ratio (the ratio of earnings before debt service to debt service); and the ratio of loan amount to appraised value. The Company generally requires a debt service ratio of 115% or greater. Pursuant to the Company's current underwriting policies, a multi-family mortgage loan may generally be made in an amount up to 85% of the appraised value of the underlying property to a maximum loan to one borrower amount of $7.5 million. However, most loans are granted at or below 80% of the appraised value. Generally, all multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Company may not require a personal guarantee, or may require limited recourse on such loans depending on the creditworthiness of the borrower and amount of the down payment.

         When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Company's lending experience with the borrower. The Company's underwriting guidelines require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements and pro- forma cash-flow statement on the property and the employment and credit history of the guarantor, as well as other related documentation. The Company's multi-family loan portfolio at December 31, 1999, totalled $22.0 million or 2.0% of total loans. The Company's largest multi-family loan at December 31, 1999, was a $2.6 million performing loan secured by a 118 unit apartment complex located in Malden, Massachusetts.

         Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then-prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies.

         COMMERCIAL REAL ESTATE LENDING. The Company originates commercial real estate loans that are secured by properties generally used for business purposes such as office buildings or retail facilities located in the Company's primary market area. The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to the lesser of 85% of the appraised value of the property, or the Company's current loan to one borrower limit which is $7.5 million. However, generally loans are not granted which exceed 80% of the appraised value. The Company currently originates commercial real estate loans with terms of up to twenty-five years the majority of which contain adjustable-rates and are indexed to the CMT Index. The Company's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, the Company may not require a personal guarantee, or may require limited recourse on such loans depending on the creditworthiness of the borrowers and the amount of the down payment. The Company's commercial real estate loan portfolio at December 31, 1999 was $76.0 million, or 7.0% of total loans. The largest commercial real estate loan in the Company's portfolio at December 31, 1999 was a $3.4 million performing loan secured by an office building located in Cambridge, Massachusetts.

         Loans secured by commercial real estate properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards.

         CONSTRUCTION AND LAND LENDING. The Company originates loans for the acquisition and development of property to licensed and experienced contractors in its primary market area. The majority of the Company's construction loans have been made to finance the construction of one- to four-family, residential properties. While the Company originates loans secured by land, the Company generally does not originate such loans unless the borrower has also secured sub-division approval and financing with the Company for the construction of structures on the property. These loans are primarily adjustable-rate loans with maturities of less than two years. Construction and land mortgage loans are originated in amounts up to 75% of the lesser of the appraised value of the property, as improved, or sales price, unless such loan is for the construction of a residential property which cannot exceed an 80% loan to value ("LTV") ratio. Proceeds of such loans are dispersed as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principal borrowers are required. However, personal guarantees may not be required, or limited recourse may be required on such loans depending on the creditworthiness of the borrower and amount of the down payment. The Company's current loan to one borrower limit is $7.5 million. The Company's largest construction and land loan at December 31, 1999 was a performing loan of $7.4 million with an outstanding loan-in-process balance of $4.9 million and secured by an office/warehouse building located in Marlboro and Southboro, Massachusetts. At December 31, 1999, the Company had $77.1 million of construction and land loans which amounted to 7.1% of the Company's total loan portfolio. Working with experienced land developers in the local community, the Company will continue to expand this area of its lending business.

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

         OTHER LENDING. Other loans at December 31, 1999, amounting to $65.8 million or 6.1% of the Company's total loan portfolio, consisted primarily of home equity, business loans, and improvement loans, and, to a significantly lesser extent, consumer loans, and loans secured by savings accounts. Such loans are generally originated in the Company's primary market area and generally are secured by real estate, personal property, savings accounts, automobiles and business assets such as accounts receivable, inventory and machinery. These loans are shorter term and generally contain higher interest rates than residential mortgage loans.

         Substantially all of the Company's home equity lines of credit are primarily secured by second mortgages on one- to two-family residences located in the Company's primary market area.At December 31, 1999, these loans totalled $43.7 million, or 4.0% of the Company's total loans and 66.4% of other loans. Generally, under the terms of the Company's home equity lines of credit, borrowers have the ability to draw on such lines of credit and repay outstanding principal and interest on a monthly basis on a certain percentage of the outstanding principal over a period of up to ten years and, thereafter, the outstanding balance drawn on such lines of credit is converted to an adjustable-rate loan with terms of up to ten years for BFS and up to five years for BNB. The underwriting standards employed by the Company for these loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment and, additionally, from any verifiable secondary income. Creditworthiness of the applicant is of primary consideration.

         The Company began originating loans to businesses and corporations in 1998. These loans, amounting to $17.8 million at December 31, 1999, are generally secured by the assets of the borrowing entity. The most typical type of loans generated for the Company are term loans and lines of credit. These loans generally require the personal guaranty of the principals of the Company. However, in some circumstances where the borrower is extremely strong or the loan to value ratio is low, the personal guaranty may be waived or be limited in recourse. The Company has separate lending guidelines and underwriting standards for this type of lending. These guidelines currently limit the loan to one borrower to $7.5 million. The largest business loan in the Company's portfolio as of December 31, 1999 was a $4.3 million performing loan secured by the business assets of a company located in Attleboro, Massachusetts.

         Loans secured by rapidly depreciable assets such as equipment, machinery, automobiles, etc., or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The consumer finance loans originated by Forward Financial are substantially all sold without recourse and servicing released. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Such limits are included in a matrix with the corresponding level of authority requirements. At BFS, Board of Directors' approval is required on all one- to four-family loans in excess of $2.5 million, on all commercial real estate, multi-family and non-owner occupied construction loans in excess of $5.0 million, and on all business loans in excess of $4.5 million. At BNB, a similar matrix has been established and Board of Directors' approval is required on all loans in excess of $500,000.

         Pursuant to OTS and Office of the Comptroller of the Currency ("OCC") regulations, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 1999, the loans to one borrower limit was $10.4 million and $1.4 million for BFS and BNB, respectively.

         LOAN SERVICING. The Company also services mortgage loans for others. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. All of the loans currently being serviced for others are loans which have been sold by the Company. At December 31, 1999, the Company was servicing $784.6 million of loans for others. The gross servicing fee income from loans sold is generally 0.25% to 0.38% of the total balance of the loan serviced. The Company has not purchased servicing rights related to mortgage loans originated by other institutions. The Company recognizes the present value of the servicing income, net of servicing expenses, attributable to servicing rights upon sale of the loan. The Company amortizes the capitalized mortgage servicing rights using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. The Company reviews prepayment activity on its serviced loans at least quarterly and adjusts its capitalized mortgage servicing rights amortization schedule accordingly. As of December 31, 1999, the Company had $5.1 million of capitalized mortgage servicing rights, representing 65 basis points of loans serviced for others.

NONPERFORMING AND PROBLEM ASSETS

         CLASSIFIED ASSETS. The Company's Asset Classification Policy and federal regulations require that the Company utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Company has incorporated the OTS and OCC internal asset classifications for BFS and BNB, respectively, as a part of its credit monitoring system. The Company currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the collateral pledged, if any, or the current net worth and paying capacity of the obligor. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

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

         BFS' and BNB's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and OCC, respectively, which can order the establishment of additional general or specific loss allowances. The OTS and OCC, in conjunction with the other federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions just a few years ago, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS, OCC and the Federal Deposit Insurance Corporation ("FDIC"). While the Company believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Company's loan portfolio, will not request the Company to materially increase its allowance for loan losses, thereby negatively affecting the Company's financial condition and earnings at that time. Although management believes that, based on information currently available to it, its allowance for loan losses is adequate, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

         BFS' Asset Classification Committee reviews and classifies assets on a quarterly basis and reports the results of its review to the Board of Directors. BNB's assets are reviewed by a non-lending officer who reports classifications to the BNB Board on a quarterly basis. The Company classifies assets in accordance with the management guidelines described above. At December 31, 1999, the Company had, on a consolidated basis, $4.5 million of assets designated as "Special Mention," $3.6 million of assets designated as "Substandard," $35,000 of assets designated as "Doubtful" and $679,000 of assets designated as "Loss." All assets classified as "Loss" have been charged off for financial statement purposes. Included in these amounts was $746,000 in non-performing loans at December 31, 1999. In the opinion of management, the remaining "Special Mention" and "Substandard" loans of $7.4 million evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become non-performing assets in future periods.

         The following table sets forth delinquencies in the Company's loan portfolio as of the dates indicated:


                                               AT DECEMBER 31, 1999                               AT DECEMBER 31, 1998
                                  ----------------------------------------------    ----------------------------------------------
                                        60-89 DAYS            90 DAYS OR MORE            60-89 DAYS             90 DAYS OR MORE
                                  ---------------------    ---------------------    ---------------------    ---------------------
                                              PRINCIPAL                PRINCIPAL                PRINCIPAL                PRINCIPAL
                                   NUMBER     BALANCE       NUMBER     BALANCE       NUMBER     BALANCE       NUMBER     BALANCE
                                  OF LOANS    OF LOANS     OF LOANS    OF LOANS     OF LOANS    OF LOANS     OF LOANS    OF LOANS
                                  --------    --------     --------    --------     --------    --------     --------    --------
                                                                       (DOLLARS IN THOUSANDS)
Residential:
     One- to four-family .....         10      $1,568            6      $  721           16      $1,625           12      $  618
     Multi-family ............         --          --           --          --           --          --           --          --
Commercial real estate .......          2         287           --          --           --          --           --          --
Construction and land ........         --          --           --          --           --          --           --          --
Other loans ..................          2         245           --          --            4         121           --          --
                                   ------      ------       ------      ------       ------      ------       ------      ------
       Total .................         14      $2,100            6      $  721           20      $1,746           12      $  618
                                   ======      ======       ======      ======       ======      ======       ======      ======
Delinquent loans to loans, net
     and mortgage loans
     held for sale ...........                   0.20%                    0.07%                    0.18%                    0.06%



                                                 AT DECEMBER 31, 1997
                                   -----------------------------------------------
                                         60-89 DAYS             90 DAYS OR MORE
                                   ----------------------    ---------------------
                                                PRINCIPAL                PRINCIPAL
                                    NUMBER      BALANCE       NUMBER     BALANCE
                                   OF LOANS     OF LOANS     OF LOANS    OF LOANS
                                   --------     --------     --------    --------
                                                 (DOLLARS IN THOUSANDS)
Residential:
     One- to four-family .....          36       $3,313           14      $  865
     Multi-family ............          --           --           --          --
Commercial real estate .......          --           --            3          21
Construction and land ........          --           --           --          --
Other loans ..................           6          139            3           6
                                    ------       ------       ------      ------
     Total ...................          42       $3,452           20      $  892
                                    ======       ======       ======      ======
Delinquent loans to loans, net
     and mortgage loans
     held for sale ...........                     0.43%                    0.11%

         NON-PERFORMING ASSETS AND RESTRUCTURED LOANS. The following table sets forth information regarding non-accrual loans, restructured loans and real estate owned ("REO"). At December 31, 1999, restructured loans totalled $210,000, consisting of one loan. REO, net, totalled $376,000, consisting of two properties. It is the policy of the Company to cease accruing interest on loans 90 days or more past due and charging off all accrued interest. For the years ended December 31, 1999, 1998, 1997, 1996 and 1995, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $(2,000), $33,000, $149,000, $103,000 and $303,000, respectively. For the same periods, the difference between the amount of interest income that would have been recognized on impaired loans if such loans were performing in accordance with their regular terms and amounts recognized was $2,000, $1,000, $1,000, $73,000 and $77,000, respectively.



                                                                  AT DECEMBER 31,
                                          -------------------------------------------------------------
                                            1999         1998          1997         1996         1995
                                          --------     --------      --------     --------     --------
                                                             (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Residential real estate:
    One- to four-family ..............      $  721       $  784       $  941       $1,463       $1,195
    Multi-family .....................          --           --           --           --          745
  Commercial real estate .............          25           25          458           25        3,312
  Other loans ........................          --           --            6           14           --
                                            ------       ------       ------       ------       ------
       Total(l).......................         746          809        1,405        1,502        5,252
Real estate owned, net(1).............         376           47          195        2,668          971
                                            ------       ------       ------       ------       ------
       Total non-performing assets ...       1,122          856        1,600        4,170        6,223
Restructured loans ...................         210          213          369        2,489        2,941
                                            ------       ------       ------       ------       ------
Total risk elements ..................      $1,332       $1,069       $1,969       $6,659       $9,164
                                            ======       ======       ======       ======       ======
Allowance for loan losses as a percent
  of loans(2).........................        1.01%        0.88%        0.82%        0.64%        0.82%
Allowance for loan losses as a percent
  of non-performing loans(3)...........   1,428.15     1,029.06       469.75       293.02        81.40
Non-performing loans as a percent
  of loans(2), (3).....................       0.07         0.09         0.17         0.22         1.00
Non-performing assets as a percent
  of total assets(4)...................       0.09         0.08         0.16         0.51         0.97

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

         At December 31, 1999, loans which were characterized as impaired pursuant to Statement of Accounting Standards ("SFAS") 114 and 118 totalled $235,000. All of the impaired loans have been measured using the discounted cash flow method or the fair value of the collateral method if the loan is collateral dependent. During the year ended December 31, 1999, the average recorded value of impaired loans was $335,000, interest income of $15,000 was recognized, all of which was recorded on a cash basis, and $17,000 of interest income would have been recognized under original terms.


                                   AT DECEMBER 31,
                              -------------------------
                              1999      1998      1997
                              ----      ----      ----
                                   (IN THOUSANDS)
Impaired loans:
Multi-family real estate      $ --      $245      $281
Commercial real estate .       235       238       217
                              ----      ----      ----
     Total .............      $235      $483      $498
                              ====      ====      ====


         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. Amounts provided for fiscal years 1999, 1998, 1997, 1996 and 1995 were $1.6 million, $1.6 million, $1.7 million, $1.3 million and $3.6 million, respectively. During the year ended December 31, 1999, there were recoveries of $414,000 and charge-offs of $56,000 made against this allowance. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1999, the Company's allowance for loan losses was 1.01% of total loans as compared to 0.88% as of December 31, 1998. Management believes this increased coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, and business loans. These combined total balances increased from $149.2 million at December 31, 1998 to $236.6 million at December 31, 1999, an increase of 58.6%. The Company had non-accrual loans of $746,000 and $809,000 at December 31, 1999 and December 31, 1998, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

         The following table sets forth activity in the Company's allowance for loan losses for the periods set forth in the following table.


                                                               AT OR FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                 1999            1998            1997           1996           1995
                                               --------        --------        --------       --------       --------
                                                                            (IN THOUSANDS)

Balance at beginning of period ..........      $  8,500        $  6,600        $  4,400       $  4,275       $  3,700
BNB allowance for loan losses
   at acquisition date ..................            --              --             620             --             --
Forward Financial allowance for loan
   losses at acquisition date ...........           170              --              --             --             --
Provision for loan losses ...............         1,626           1,642           1,696          1,294          3,614
Charge-offs:
  Real estate loans:
  Residential:
    One- to four-family .................            19              51             370            387            550
    Multi-family ........................             1               2              84            263            483
  Commercial ............................            --              75              45            664          2,297
  Other .................................            36             131              16            198            194
                                               --------        --------        --------       --------       --------
     Total ..............................            56             259             515          1,512          3,524
Recoveries ..............................           414             517             399            343            485
                                               --------        --------        --------       --------       --------
Balance at end of period ................      $ 10,654        $  8,500        $  6,600       $  4,400       $  4,275
                                               ========        ========        ========       ========       ========
Ratio of net charge-offs (net recoveries)
   during the period to average loans
   outstanding during the period ........         (0.04)%         (0.03)%          0.02%          0.19%          0.60%
                                               ========        ========        ========       ========       ========

         The following tables set forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                AT DECEMBER 31,
                            ------------------------------------------------------------------------------------
                                              1999                                          1998
                            ----------------------------------------     ---------------------------------------
                                        PERCENT OF     PERCENT OF                    PERCENT OF    PERCENT OF
                                        ALLOWANCE       LOANS IN                     ALLOWANCE      LOANS IN
                                        TO TOTAL      EACH CATEGORY                  TO TOTAL     EACH CATEGORY
                             AMOUNT     ALLOWANCE     TO TOTAL LOANS      AMOUNT     ALLOWANCE    TO TOTAL LOANS
                            -------     ---------     --------------     -------     ---------    --------------
                                                           (DOLLARS IN THOUSANDS)
Residential:
  One- to four-family       $ 2,872       26.96%          77.85%         $ 2,186       25.72%         84.27%
  Multi-family .......          209        1.96            2.02              214        2.52           2.33
Commercial real estate        2,090       19.62            6.99              615        7.24           4.97
Construction and land         1,285       12.06            7.09                3        0.03           4.23
Other loans ..........        1,029        9.66            6.05              731        8.60           4.20
Unallocated ..........        3,169       29.74           --               4,751       55.89          --
                            -------      ------          ------          -------      ------         ------
    Total allowance
      for loan losses       $10,654      100.00%         100.00%         $ 8,500      100.00%        100.00%
                            =======      ======          ======          =======      ======          ======



                                                                       AT DECEMBER 31,
                           -----------------------------------------------------------------------------------------------------
                                        1997                              1996                               1995
                           -------------------------------    -------------------------------    -------------------------------
                                      PERCENT     PERCENT                PERCENT     PERCENT                PERCENT     PERCENT
                                         OF       OF LOANS                  OF       OF LOANS                  OF       OF LOANS
                                     ALLOWANCE    IN EACH               ALLOWANCE     IN EACH              ALLOWANCE     IN EACH
                                         TO       CATEGORY                  TO       CATEGORY                 TO        CATEGORY
                                       TOTAL      TO TOTAL                TOTAL      TO TOTAL               TOTAL       TO TOTAL
                           AMOUNT    ALLOWANCE     LOANS      AMOUNT    ALLOWANCE      LOANS     AMOUNT    ALLOWANCE     LOANS
                           ------    ---------    -------     ------    ---------    --------    ------    ---------    --------
                                                                  (DOLLARS IN THOUSANDS)
Residential:
  One- to four-family      $1,997      30.26%       86.11%    $1,899      43.16%      88.00%     $1,974      46.18%      85.44%
  Multi-family ......         206       3.12         2.32        274       6.23        3.10         373       8.72        5.35
Commercial real
   estate ...........         369       5.59         4.46        451      10.25        4.07       1,285      30.06        5.05
Construction
   and land .........         152       2.30         2.51        463      10.52        1.81         580      13.57        0.66
Other loans .........         266       4.03         4.60         61       1.39        3.02          47       1.10        3.50
Unallocated .........       3,610      54.70           --      1,252      28.45          --          16       0.37          --
                           ------     ------       ------     ------     ------      ------      ------     ------      ------
   Total allowance
     for loan losses       $6,600     100.00%      100.00%    $4,400     100.00%     100.00%     $4,275     100.00%     100.00%
                           ======     ======       ======     ======     ======      ======      ======     ======      ======

REAL ESTATE OWNED

         At December 31, 1999, the Company had $376,000 of real estate owned, net of valuation allowances. When the Company acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Company provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Company to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Company's policy to require appraisals on a periodic basis on foreclosed properties and conduct periodic inspections on foreclosed properties.

INVESTMENT ACTIVITIES

         The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement the Company's lending activities. Generally, the Company's investment policy is more restrictive than the OTS and OCC regulations allow and, accordingly, the Company has invested primarily in U.S. Government and Agency securities, mutual funds which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. As required by SFAS 115, the Company has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. The Company does not currently maintain a portfolio of securities categorized as held for trading. The Company's investment and mortgage-backed securities purchased for the held to maturity portfolio totalled $16.2 million, or 1.3% of assets. At December 31, 1999, the available for sale portfolio totalled $68.7 million or 5.5% of the Company's assets. The investment policy provides different management levels of approval, from the investment officer up to and including the Board of Directors, depending on the size of purchase or sale and monthly cumulative purchase or sale amounts. Generally, pursuant to the Company's policies, the Board must provide prior approval for all individual securities investments over $10.0 million and approval for all monthly purchases which aggregate $25.0 million or more. The Company's Board, BFS' Investment Committee and BNB's Board are provided with activity reports at their respective meetings and summaries of the held to maturity and available for sale investment portfolios of the Company, BFS and BNB, respectively, on a quarterly basis.

         At December 31, 1999, the Company had invested $29.5 million in mortgage-backed securities, or 2.4% of total assets, which were guaranteed by Ginnie Mae ("GNMA"), insured by either FNMA or FHLMC or privately issued. Of the $29.5 million, $13.2 million were GNMA securities, of which $11.3 million were adjustable-rate with 1.5% maximum annual rate adjustments and lifetime maximum interest rates of 12.5%. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At December 31, 1999, mortgage-backed securities available for sale and held-to-maturity amounted to $15.5 million and $14.0 million, respectively.

         The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                         AT DECEMBER 31,
                                                  --------------------------------------------------------------
                                                       1999                   1998                    1997
                                                  ------------------    ------------------    ------------------
                                                            PERCENT               PERCENT               PERCENT
                                                  AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL
                                                  ------    --------    ------    --------    ------    --------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
   GNMA(1), (2) ............................     $13,201      44.78%   $22,627      51.49%   $33,106      57.60%
   FHLMC(3), (4) ...........................       5,965      20.23      5,684      12.94      9,544      16.60
   FNMA(5) .................................       3,263      11.07        428       0.97        894       1.56
   Privately issued collateralized
     mortgage obligations(6), (7) ..........       7,052      23.92     15,203      34.60     13,931      24.24
                                                 -------      -----    -------      -----    -------      -----
     Total mortgage-backed securities ......      29,481     100.00%    43,942     100.00%    57,475     100.00%
                                                             ======                ======                ======
Less:
   Mortgage-backed securities available for
     sale - GNMA(2) ........................          --                 5,982                10,681
   Mortgage-backed securities available
     for sale - FHLMC(4) ...................       5,484                 5,002                 8,444
   Mortgage-backed securities available for
      sale - FNMA ..........................       3,004                    --                    --
    Privately issued collateralized mortgage
      obligations(7) .......................       7,052                10,045                    --
                                                 -------               -------               -------
Mortgage-backed securities
     held to maturity ......................     $13,941               $22,913               $38,350
                                                 =======               =======               =======

-------------------
(1) Includes $78,000, $151,000 and $213,000 of unamortized premiums related to GNMA securities as of December 31, 1999, 1998 and 1997, respectively.
(2) Is net of unrealized gain of $0, $65,000, and $128,000 at December 31, 1999, 1998 and 1997, respectively.
(3) Includes $66,000, $104,000 and $144,000 of unamortized premiums related to FHLMC securities as of December 31, 1999, 1998 and 1997, respectively.
(4) Is net of unrealized loss of $75,000 at December 31, 1999, an unrealized gain of $6,000 at December 31, 1998 and an unrealized loss of $10,000 at December 31, 1997.
(5)  Includes $4,000 of unamortized premiums related to FNMA.
(6) Includes $81,000 of unamortized discounts related to privately issued collateralized mortgage obligations at December 31, 1999.
(7) Is net of unrealized loss of $266,000 at December 31, 1999 and unrealized gain of $22,000 at December 31, 1998.

         The following tables set forth the Company's mortgage-backed securities activities for the periods indicated:


                                                           FOR THE YEAR
                                                         ENDED DECEMBER 31,
                                               ------------------------------------
                                                 1999          1998          1997
                                               --------      --------      --------
                                                          (IN THOUSANDS)

Beginning balance ........................     $ 43,942      $ 57,475      $ 66,612
   Mortgage-backed securities purchased:
     Available for sale ..................        5,005        10,856            --
   Less:
     Sale of mortgage-backed securities
       available for sale ................       (4,062)           --        (1,084)
     Principal repayments ................      (14,892)      (24,275)       (8,448)
     Change in unrealized gains (losses) .         (435)          (24)          440
     Accretion of premium, net of discount          (77)          (90)          (45)
                                               --------      --------      --------
Ending balance ...........................     $ 29,481      $ 43,942      $ 57,475
                                               ========      ========      ========


         The following table sets forth certain information regarding the carrying amount and fair values of the Company's mortgage-backed securities at the dates indicated:


                                                                    AT DECEMBER 31,
                                         --------------------------------------------------------------------
                                                 1999                    1998                     1997
                                         --------------------    --------------------    --------------------
                                         CARRYING      FAIR      CARRYING      FAIR      CARRYING      FAIR
                                          AMOUNT       VALUE      AMOUNT       VALUE      AMOUNT       VALUE
                                         --------     -------    --------     -------    --------     -------
                                                                  (IN THOUSANDS)
Mortgage-backed securities:
   Held to maturity:
      GNMA ..........................     $13,201     $13,297     $16,645     $16,991     $22,425     $22,858
      FNMA ..........................         259         252         428         438         894         902
      FHLMC .........................         481         481         682         695       1,100       1,108
      Privately issued collateralized
         mortgage obligations .......          --          --       5,158       5,209      13,931      14,035
                                          -------     -------     -------     -------     -------     -------
      Total held to maturity ........      13,941      14,030      22,913      23,333      38,350      38,903
                                          -------     -------     -------     -------     -------     -------
   Available for sale:
      GNMA ..........................          --          --       5,982       5,982      10,681      10,681
      FNMA ..........................       3,004       3,004          --          --          --          --
      FHLMC .........................       5,484       5,484       5,002       5,002       8,444       8,444
      Privately issued collateralized
         mortgage obligations .......       7,052       7,052      10,045      10,045          --          --
                                          -------     -------     -------     -------     -------     -------
         Total available for sale ...      15,540      15,540      21,029      21,029      19,125      19,125
                                          -------     -------     -------     -------     -------     -------
         Total mortgage-backed
            securities ..............     $29,481     $29,570     $43,942     $44,362     $57,475     $58,028
                                          =======     =======     =======     =======     =======     =======

         The following table sets forth certain information regarding the carrying amount and fair values of the Company's short-term investments and investment securities at the dates indicated:


                                                                        AT DECEMBER 31,
                                              --------------------------------------------------------------------
                                                      1999                    1998                    1997
                                              --------------------    --------------------    --------------------
                                              CARRYING      FAIR      CARRYING      FAIR      CARRYING      FAIR
                                               AMOUNT       VALUE      AMOUNT       VALUE      AMOUNT       VALUE
                                              --------     -------    --------     -------    --------     -------
                                                                         (IN THOUSANDS)
Daily federal funds sold and
   short-term investments ................     $ 2,815     $ 2,815     $18,068     $18,068     $ 3,448     $ 3,448
Investment securities:
   Held to maturity:
      U.S. Government obligations, federal
         agency obligations, and other
         obligations .....................       2,304       2,275       7,302       7,371      20,630      20,630
                                               -------     -------     -------     -------     -------     -------
Total held to maturity ...................       2,304       2,275       7,302       7,371      20,630      20,630
                                               -------     -------     -------     -------     -------     -------
  Available for sale:
      U.S. Government obligations, federal
         agency obligations, and other
         obligations .....................      33,641      33,641      29,356      29,356      30,617      30,617
      Mortgage-Related Mutual Funds ......      16,193      16,193      16,031      16,031          --          --
      Other Mutual funds(1) ..............       1,960       1,960       1,974       1,974       1,150       1,150
      Marketable Equity Securities--
       Common Stock ......................       1,409       1,409       1,776       1,776          --          --
                                               -------     -------     -------     -------     -------     -------
         Total available for sale ........      53,203      53,203      49,137      49,137      31,767      31,767
                                               -------     -------     -------     -------     -------     -------
Total investment securities ..............     $58,322     $58,293     $74,507     $74,576     $55,845     $55,845
                                               =======     =======     =======     =======     =======     =======

------------------------
(1) Consists of securities issued by an institutional mutual fund which primarily invests in short-term U.S. Government securities.

         The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of the Company's short-term investments, investment securities and mortgage-backed securities as of December 31, 1999.


                                                                                      AT DECEMBER 31, 1999
                                                              --------------------------------------------------------------------
                                                                                         MORE THAN ONE           MORE THAN FIVE
                                                                ONE YEAR OR LESS       YEAR TO FIVE YEARS      YEARS TO TEN YEARS
                                                              --------------------    --------------------    --------------------
                                                                          WEIGHTED                WEIGHTED                WEIGHTED
                                                              CARRYING    AVERAGE     CARRYING    AVERAGE     CARRYING    AVERAGE
                                                               AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD
                                                              --------    -------     --------    -------     --------    -------
                                                                                     (DOLLARS IN THOUSANDS)
Daily federal funds sold and short-term investments ......    $ 2,796      4.16%      $    19      4.88%      $    --        --%

Investment Securities:
   Held to maturity:
     U.S. Government obligations, federal agency
        obligations, and other obligations ...............          4      5.46         2,300      6.34            --        --
                                                              -------                 -------                 -------
         Total held to maturity ..........................          4      5.46         2,300      6.34            --        --
                                                              -------                 -------                 -------
   Available for sale:
     U.S. Government obligations, federal agency
         obligations, and other obligations ..............      4,997      6.50        12,187      6.11         5,740      5.28
     Mortgage-Related Mutual Funds .......................     16,193      6.44            --        --            --        --
     Other Mutual Funds ..................................      1,960      4.91            --        --            --        --
     Equity Investments ..................................      1,409      N/A             --        --            --        --
                                                              -------                 -------                 -------
         Total available for sale ........................     24,559      6.32        12,187      6.11         5,740      5.28
                                                              -------                 -------                 -------
Total investment securities ..............................    $27,359      6.09       $14,506      6.14       $ 5,740      5.28
                                                              =======                 =======                 =======
Mortgage-backed securities:
   Held to maturity:
     FNMA ................................................    $    --        --       $   259      7.00       $    --        --
     GNMA ................................................         --        --            99      7.49         1,810      8.23
     FHLMC ...............................................         --        --           481      7.00            --        --
                                                              -------                 -------                 -------
         Total held to maturity ..........................         --        --           839      7.06         1,810      8.23

   Held for sale:
     FHLMC ...............................................         --        --         3,185      6.42         1,981      7.01
     FNMA ................................................         --        --            --        --            --        --
     Privately issued collateralized mortgage obligation .         --        --            --        --            --        --
                                                              -------                 -------                 -------
       Total held for sale ...............................         --        --         3,185      6.42         1,981      7.01
                                                              -------                 -------                 -------
         Total mortgage-backed securities ................    $    --        --%      $ 4,024      6.55%      $ 3,791      7.59%
                                                              =======                 =======                 =======

                                                                          AT DECEMBER 31, 1999
                                                              ---------------------------------------------

                                                              MORE THAN TEN YEARS            TOTAL
                                                              --------------------    ---------------------
                                                                          WEIGHTED                 WEIGHTED
                                                              CARRYING    AVERAGE     CARRYING     AVERAGE
                                                               AMOUNT      YIELD       AMOUNT       YIELD
                                                              --------    -------     --------     -------
                                                                         (DOLLARS IN THOUSANDS)
Daily federal funds sold and short-term investments ......    $    --       --%       $ 2,815       4.16%

Investment Securities:
   Held to maturity:
     U.S. Government obligations, federal agency
        obligations, and other obligations ...............         --         --          2,304       6.34
                                                              -------                   -------
         Total held to maturity ..........................         --         --          2,304       6.34
                                                              -------                   -------
   Available for sale:
     U.S. Government obligations, federal agency
         obligations, and other obligations ..............     10,717       5.91         33,641       5.96
     Mortgage-Related Mutual Funds .......................         --         --         16,193       6.44
     Other Mutual Funds ..................................         --         --          1,960       4.91
     Equity Investments ..................................         --         --          1,409       N/A
                                                              -------                   -------
         Total available for sale ........................     10,717       5.91         53,203       6.07
                                                              -------                   -------
Total investment securities ..............................    $10,717       5.91        $58,322       5.99
                                                              =======                   =======
Mortgage-backed securities:
   Held to maturity:
     FNMA ................................................    $    --         --        $   259       7.00
     GNMA ................................................     11,292       7.02         13,201       7.19
     FHLMC ...............................................         --         --            481       7.00
                                                              -------                   -------
         Total held to maturity ..........................     11,292       7.02         13,941       7.18
                                                              -------       ----        -------
   Held for sale:
     FHLMC ...............................................        318       6.00          5,484       6.61
     FNMA ................................................      3,004       8.04          3,004       8.04
     Privately issued collateralized mortgage obligation .      7,052       6.32          7,052       6.32
                                                              -------                   -------
       Total held for sale ...............................     10,374       6.81         15,540       6.75
                                                              -------                   -------
         Total mortgage-backed securities ................    $21,666       6.92%       $29,481       6.95%
                                                              =======                   =======

SOURCES OF FUNDS

         GENERAL. Retail deposits, wholesale brokered deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

         DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. For the year ended December 31, 1999, core deposits represented 50.4% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions, mutual funds and equity markets significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area except through the use of wholesale brokered deposits which provided $53.7 million and $7.7 million of deposits during 1999 and 1998, respectively, for terms of two to five years.

         The following table presents the deposit activity of the Company for the periods indicated:



                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                    1999             1998            1997
                                                                  -------          -------         --------
                                                                                (IN THOUSANDS)
Net deposits (withdrawals)...................................     $37,033          $63,456         $ 47,355
Interest credited on deposit accounts........................      25,872           23,867           18,626
Deposits acquired from BNB acquisition.......................          --               --          125,022
                                                                  -------          -------         --------
Total increase (decrease) in deposit accounts................     $62,905          $87,323         $191,003
                                                                  =======          =======         ========


         At December 31, 1999, the Company had $38.6 million in certificate accounts in amounts of $100,000 or more (excluding wholesale deposits) maturing as follows:


                                                                         WEIGHTED
               MATURITY PERIOD                            AMOUNT       AVERAGE RATE
---------------------------------------------------       -------      ------------
                                                            (DOLLARS IN THOUSANDS)

Three months or less...............................       $11,675          4.88%
Over 3 through 6 months............................         5,416          4.87
Over 6 through 12 months...........................         8,866          5.06
Over 12 months.....................................        12,644          5.73
                                                          -------
Total..............................................       $38,601          5.20%
                                                          =======          ====

         The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the average cost on each category of deposits presented.


                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------------------
                                                 1999                            1998                           1997
                                     -----------------------------   ----------------------------   -----------------------------
                                                PERCENT                         PERCENT                        PERCENT
                                                OF TOTAL                        OF TOTAL                       OF TOTAL
                                     AVERAGE    AVERAGE    AVERAGE   AVERAGE    AVERAGE   AVERAGE   AVERAGE    AVERAGE    AVERAGE
                                     BALANCE    DEPOSITS    COST     BALANCE    DEPOSITS   COST     BALANCE    DEPOSITS    COST
                                     --------   --------   -------   --------   --------  -------   --------   --------   -------
                                                                        (DOLLARS IN THOUSANDS)
Money market deposit
accounts.....................        $ 59,279      8.24%    2.86%    $ 62,739      9.56%    2.93%   $ 61,800     11.18%    2.95%
Savings accounts.............         142,399     19.81     2.48      121,092     18.45     2.48     116,247     21.03     2.43
NOW accounts.................         110,684     15.39     0.80      104,532     15.94     1.11      96,590     17.47     1.11
Non-interest-bearing accounts          49,944      6.95       --       54,808      8.36       --      41,017      7.42       --
                                     --------    ------              --------    ------             --------    ------
     Total...................         362,306     50.39     1.69      343,171     52.31     1.75     315,654     57.10     1.81
                                     --------    ------              --------    ------             --------    ------
Certificate accounts:
   Less than six months......          25,657      3.57     4.17       29,423      4.49     4.99      33,573      6.07     5.16
   Over six through 12 months          39,741      5.53     3.63       42,483      6.48     5.42      54,876      9.93     5.41
   Over 12 through 36 months.         241,689     33.62     6.00      187,285     28.55     6.02      94,157     17.04     5.99
   Over 36 months............           4,236      0.59     5.82        5,442      0.83     5.67       6,859      1.24     5.43
   IRA/KEOGH.................          45,345      6.31     5.49       48,177      7.34     5.73      47,650      8.62     5.78
                                     --------    ------              --------    ------             --------    ------
     Total certificate accounts       356,668     49.61     5.54      312,810     47.69     5.79     237,115     42.90     5.68
                                     --------    ------              --------    ------             --------    ------
       Total average deposits        $718,974    100.00%    3.60%    $655,981    100.00%    3.68%   $552,769    100.00%    3.47%
                                     ========    ======              ========    ======             ========    ======



         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1999.




                                 PERIOD TO MATURITY FROM DECEMBER 31, 1999                       AT DECEMBER 31,
                        ------------------------------------------------------------    ---------------------------------
                          LESS
                          THAN                     TWO TO                   FOUR TO
                          ONE        ONE TO        THREE       THREE TO       FIVE
                          YEAR      TWO YEARS      YEARS      FOUR YEARS     YEARS        1999        1998         1997
                        --------    ---------    ---------    ----------    --------    --------    --------     --------
                                                                   (IN THOUSANDS)
Certificate accounts:
0 to 4.00% ..........   $  2,636     $     --    $     --       $     --    $     --    $  2,636    $  1,447     $  1,367
4.01 to 5.00% .......     78,980       16,468       4,809            692         909     101,858      46,814        1,885
5.01 to 6.00% .......     90,729       62,957       2,165          1,479       1,067     158,397     255,263      203,481
6.01 to 7.00% .......     71,716       23,988       7,306          9,395      24,092     136,497      35,135       76,802
7.01 to 8.00% .......         --           --          --             --          --          --          --           94
                        --------     --------    --------       --------    --------    --------    --------     --------

   Total ............   $244,061     $103,413    $ 14,280       $ 11,566    $ 26,068    $399,388    $338,659     $283,629
                        ========     ========    ========       ========    ========    ========    ========     ========


         BORROWINGS. The Company utilizes advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Company's mortgage loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, fluctuates from time to time in accordance with the policies of the OTS, OCC and the FHLB. During the year ended December 31, 1999, the Company increased its net borrowings from the FHLB by $47.0 million. At December 31, 1999, the Company had $384.5 million in outstanding advances from the FHLB.

         The following tables set forth certain information regarding the Company's borrowed funds and repurchase agreements at or for the periods ended on the dates indicated:


                                                                         AT OR FOR THE YEAR
                                                                         ENDED DECEMBER 31,
                                                                -------------------------------------
                                                                  1999          1998          1997
                                                                ---------     ---------     ---------
                                                                        (DOLLARS IN THOUSANDS)
FHLB advances:
   Average balance outstanding.............................     $367,484      $306,575      $287,128
   Maximum amount outstanding at
      any month-end during the period......................      390,500       337,500       310,792
   Balance outstanding at end of period....................      384,500       337,500       256,500
   Weighted average interest rate
      during the period....................................         5.77%         5.94%         6.00%
   Weighted average interest rate at end                            5.80%         5.69%         5.96%
       of period...........................................



                                                                              AT OR FOR THE YEAR
                                                                              ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                       1999          1998         1997
                                                                     -------       -------      --------
                                                                            (DOLLARS IN THOUSANDS)
Other Borrowed Money:
   Average balance outstanding.............................          $   365       $ 1,616      $ 11,948
   Maximum amount outstanding at
      any month-end during the period......................            3,054         7,140        21,861
   Balance outstanding at end of period....................            3,054             0         7,140
   Weighted average interest rate
      during the period....................................             9.21%         6.05%         5.62%
   Weighted average interest rate at end
       of period...........................................             9.25%          N/A          5.98%



SUBSIDIARY ACTIVITIES

         Leader Corporation ("Leader Corp.") incorporated under Massachusetts law, is a wholly owned subsidiary of BFS.

         In 1994, BFS, through Leader Corp., permitted Liberty Financial, a third party securities broker, to offer various uninsured investment products to BFS' customers. Leader Corp. entered into a contract with such third party brokerage concern to perform brokerage services in segregated areas of BFS' branches. Under this contract, Liberty Financial leases space from BFS at BFS' branch locations, pays rent and a percentage of sales to Leader Corp. Leader Corp. had net income of $33,000 and $25,000, respectively, for the years ended December 31, 1999 and 1998.

         Forward Financial was acquired by BFS at the close of business December 6, 1999. Forward Financial is incorporated under Massachusetts law and operates as a subsidiary of BFS. It originates loans, primarily direct with consumers purchasing or refinancing manufactured housing, recreational vehicles, marine and leased equipment. Forward Financial operates in approximately twenty states from its headquarters in Northboro Massachusetts and five other offices. It sells the vast majority of the loans it originates to third party client lenders.

         Ellsmere Insurance Agency, Inc. was acquired by BNB at the close of business December 6, 1999. It is incorporated under Massachusetts law and has limited operations as a subsidiary of BNB. It earns finder fees for customer referrals.

PERSONNEL

         As of December 31, 1999, the Company had 320 authorized full-time employee positions and 70 authorized part-time employee positions, for a total of approximately 350 full time equivalents. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

         As a result of the Company's acquisition of BNB in February 1997, the Company became a bank holding company and ceased to be a savings and loan holding company. The Company, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA"). In addition, the activities of savings institutions, such as BFS, are governed by the Home Owner's Loan Act ("HOLA") and the Federal Deposit Insurance Act ("FDI Act"). The activities of national banks are generally governed by the National Bank Act and the FDI Act.

         BFS is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the back-up regulator. BFS' deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. BFS must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other institutions. BNB is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the back-up regulator. BNB's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF"), which is also managed by the FDIC. The OTS and OCC conduct periodic examinations to test BFS' and BNB's safety and soundness and compliance with various regulatory requirements. Federal regulations establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the OCC, the FDIC or the Congress, could have a material adverse impact on the Company, BFS and/or BNB and their operations. Certain of the regulatory requirements applicable to BFS, BNB and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to depository institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on BFS, BNB and the Company.

FEDERAL HOME LOAN BANK SYSTEM

         Both BFS and BNB are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Banks, as members of the Federal Home Loan Bank, are required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. BFS and BNB were in compliance with this requirement with investments in Federal Home Loan Bank stock at December 31, 1999 of $19.2 million and $1.1 million, respectively.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Banks' net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

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

         Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

         RECENT LEGISLATION. The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. Financial subsidiaries are generally treated as an affiliates for purposes of restrictions on a bank's transactions with affiliates.

         STATE REGULATION. The Company is also a "bank holding company" within the meaning of the Massachusetts bank holding company laws. The prior approval of the Massachusetts Board of Bank Incorporation is required before the Company may acquire in Massachusetts all or substantially all of the assets of any depository institution (or holding company thereof), merge with a holding company of a depository institution or acquire more than 5% of the voting stock of a depository institution or holding company thereof.

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

         Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25 percent or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. An existing bank holding company would be required to obtain the FRB's prior approval under the BHCA before acquiring more than 5% of the Company's voting stock. See "--Holding Company Regulation." Approval of the Massachusetts Board of Bank Incorporation may also be required for acquisition of the Company under some circumstances.

FEDERAL BANKING REGULATIONS

         CAPITAL REQUIREMENTS. The OTS capital regulations effectively require savings institutions to meet four minimum capital standards: a 2% tangible capital ratio, a 4% leverage (core) capital ratio (3% for the most highly rated institutions), a 4% risk-based Tier I capital ratio and 8% risk-based total capital ratio. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as a principle not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (or Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include, among other items, cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         National Banks are required by OCC regulation to maintain a leverage
(core) capital at least equal to 4% of assets, net of certain exclusions, (3% for institutions receiving the highest examination rating), a risk- based Tier I capital ratio of 4% and an 8% risk-based capital ratio. Both the OTS and the OCC have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular institution.

         The Company is subject to consolidated capital requirements pursuant to the regulations of the FRB. Generally, a bank holding company must have a consolidated ratio of core (Tier 1) capital to total assets of at least 3% if it receives the FRB's highest examination rating and 4% otherwise. A bank holding company also must maintain a total capital to risk-based assets ratio of at least 8% and a Tier 1 (core) capital to risk-based assets ratio of at least 4%. As a condition for approving the acquisition of Forward Financial, the FRB required the Company and BFS to remain "well capitalized" as defined in the regulations, for a period of one year following the date of the acquisition. The Company and BFS have to date complied with this requirement.

         The following table presents BFS' and BNB's capital position at December 31, 1999 relative to regulatory requirements.

                                                                              FOR CAPITAL
                                                                               ADEQUACY              TO BE WELL
                                                        ACTUAL                 PURPOSES              CAPITALIZED
                                                   -----------------      ------------------      -----------------
                                                   AMOUNT      RATIO      AMOUNT       RATIO      AMOUNT      RATIO
                                                   -------     -----      ------       -----      ------      -----
                                                                        (DOLLARS IN THOUSANDS)
As of December 31, 1999
         Risk-based Total Capital:
                  BFS.......................      $67,862      10.0%     $54,064        8.0%     $67,581       10.0%
                  BNB.......................        9,436      13.6        5,537        8.0        6,921       10.0
         Core Capital:
                  BFS.......................       59,396       5.4       43,906        4.0       54,882        5.0
                  BNB.......................        8,694       6.3        5,521        4.0        6,901        5.0
         Risk-based Tier I Capital:
                  BFS.......................       59,396       8.8       27,032        4.0       40,548        6.0
                  BNB.......................        8,694      12.6        2,769        4.0        4,153        6.0
         Tangible Capital:
                  BFS  .....................       59,396       5.4       21,953        2.0       54,882        5.0
As of December 31, 1998:
         Risk-based Total Capital:
                  BFS ......................      $57,944      10.2%     $45,538        8.0%     $56,923       10.0%
                  BNB ......................       10,131      15.3        5,291        8.0        6,614       10.0
         Core Capital:
                  BFS ......................       50,820       5.1       39,533        4.0       49,417        5.0
                  BNB ......................        9,492       7.4        5,167        4.0        6,459        5.0
         Risk-based Tier I Capital:
                  BFS ......................       50,820       8.9       22,769        4.0       34,154        6.0
                  BNB ......................        9,492      14.4        2,645        4.0        3,968        6.0
         Tangible Capital:
                  BFS ......................       50,820       5.1       19,767        2.0       49,417        5.0


         The Company's regulatory capital ratios at December 31, 1999 were 5.5%, 8.9% and 10.2% for Tier 1 leverage ratio, Tier 1 capital ratios and total capital ratios, respectively, and 7.1%, 12.6% and 13.8%, respectively, at December 31, 1998.

         PROMPT CORRECTIVE REGULATORY ACTION. The OTS and OCC are required to take certain supervisory actions against undercapitalized institutions under their jurisdiction, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS and OCC are required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS or OCC within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS and OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of BFS and BNB are presently insured by the FDIC through the SAIF and BIF, respectively. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

         BFS' assessment rate for fiscal 1999 was approximately 6 basis points and the premium paid for this period was $355,000. BNB's assessment rate was 1.2 basis points and the premium paid was $14,000 for 1999. A significant increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital, surplus, and allowable general valuation allowance. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. National banks are generally subject to similar loan to one borrower limits. At December 31, 1999, BFS' limit on loans to one borrower was $10.4 million and BNB's limit was $1.4 million. At December 31, 1999, BFS' largest aggregate outstanding balance of loans to one borrower was $7.5 million and BNB's largest aggregate outstanding balance of loans to one borrower was $731,000.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, BFS maintained approximately 90% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         National banks such as BNB are not subject to the QTL test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of
(i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 1999, BFS was a Tier 1 Bank.

         National banks may not pay dividends out of their permanent capital and may not, without OCC approval, pay dividends in excess of the total of the Bank's retained net income for the year combined with retained net income for the prior two years. A national bank may not pay a dividend that would cause it to fall below regulatory capital standards. At December 31, 1999, BNB met all applicable regulatory capital standards.

         LIQUIDITY. BFS is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. Monetary penalties may be imposed for failure to meet these liquidity requirements. BFS' liquidity ratio for December 31, 1999 was 6.85%, which exceeded the applicable requirement. BFS has never been subjected to monetary penalties for failure to meet its liquidity requirements. BNB, under OCC regulations, is not subject to separate regulatory liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in BFS' latest quarterly thrift financial report. The assessments paid by BFS for the fiscal year ended December 31, 1999 totalled $180,000.

         National banks pay semi-annual assessments to the OCC to fund its operations based on asset size. Such assessments for BNB amounted to $46,000 for the year ended December 31, 1999.

         BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

         National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") provides for interstate branching for national banks. Under the Act, interstate branching by merger was authorized on June 1, 1997 unless the state in which the Bank is to branch has enacted a law opting out of interstate branching. Massachusetts did not enact any law opting out of interstate branching. De novo interstate branching is permitted by the Act to the extent the state into which BFS is to branch has enacted a law authorizing out-of-state banks to establish de novo branches.

         TRANSACTIONS WITH RELATED PARTIES. The authority of a depository institution to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the depository institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions like BFS are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Certain transaction between sister institutions in a holding company are exempt from these requirements.

         The authority of BFS and BNB to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution's capital position and requires certain board approval procedures to be followed. Both banks have complied with Regulation O requirements.

         ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions, the OCC has primary enforcement authority over national banks and both agencies have the authority to bring actions against the respective institutions and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to OTS that enforcement action be taken with respect to a particular savings institution or the OCC with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The FRB has similar enforcement authority with respect to the Company. Neither the Company nor the Bank are under any enforcement action.

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

FEDERAL RESERVE SYSTEM

         The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1,329 million plus 10% (subject to adjustment by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. BFS and BNB are also in compliance with these requirements.

FEDERAL SECURITIES LAWS

         The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

         Shares of the common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed in any three-month period the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provisions may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Banks report their federal income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly BFS' reserve for bad debts discussed below. BNB also reports its income on a consolidated basis with the Company and BFS effective February 8, 1997. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or the Company. BFS was audited by the IRS during 1996, and covered the tax years 1991, 1992 and 1993. For its 1999 taxable year, the Company is subject to a maximum federal income tax rate of 35%.

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

         DISTRIBUTIONS. Under the 1996 Act, if BFS makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from BFS' unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from its supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in BFS' income. Non-dividend distributions include distributions in excess of BFS' current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of BFS' current or accumulated earnings and profits will not be so included in BFS' income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if BFS makes a non- dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. BFS does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves. The bad debt reserves subject to recapture amount to $13.3 million for which no deferred taxes have been provided.

STATE AND LOCAL TAXATION

         COMMONWEALTH OF MASSACHUSETTS. Financial institutions are subject to a tax on their apportioned income to Massachusetts at the rate of 10.5% The Company's two bank subsidiaries each own a security corporation and a real estate investment trust ("REIT"). The security corporations, which don't qualify as "bank holding company" are taxed at 1.32%. The REITs pay no tax, provided they distribute 100% of their income to their respective stockholders. Subsidiary corporations of BFS and BNB conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions.

         Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. The Company has applied for and received approval to be taxed at this reduced tax rate as long as it is exclusively engaged in activities of a "securities corporation." The Company believes it will continue to qualify as a securities corporation because a separate subsidiary was formed to make the loan to BFS' Employee Stock Ownership Plan and the Company's other activities qualify as activities permissible for a securities corporation. If it were determined that the Company failed to so qualify, it would be taxed as a financial institution at a rate of 10.50%.

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES.


         The Company conducts its business through an administrative and full service office located in Burlington and several other offices. The Company believes its current facilities are adequate to meet the present and immediately foreseeable needs of the Company.


                                                                          ORIGINAL                            NET BOOK VALUE OF
                                                                            YEAR                                 PROPERTY OR
                                                            LEASED         LEASED           DATE OF               LEASEHOLD
                                                              OR             OR              LEASE             IMPROVEMENTS AT
LOCATION                                                    OWNED         ACQUIRED         EXPIRATION         DECEMBER 31, 1999
----------                                                ----------     ----------     ----------------    ---------------------
                                                                                                               (In thousands)
ADMINISTRATIVE/BRANCH/HOME
OFFICE:

   17 New England Executive Park                            Leased          1988         November, 2008               1,250
   Burlington, MA  01803

BRANCH OFFICES:

   980 Massachusetts Avenue                                 Owned           1976               --                       463
   Arlington, MA  02174

   60 The Great Road                                        Owned           1971               --                       395
   Bedford, MA  01730

   459 Boston Road                                          Owned           1972               --                       338
   Billerica, MA  01821

   75 Federal Street                                        Leased          1988          August, 2003                   74
   Boston, MA  02110

   457 Broadway                                             Owned           1969               --                       707
   Chelsea, MA  02150

   1840 Massachusetts Avenue                                Owned           1960               --                     1,136
   Lexington, MA  02173

   31 Cross Street                                          Owned           1971               --                       485
   Peabody, MA  01960

   411 Broadway                                             Owned           1977               --                     1,166
   Revere, MA  02150

   200 Linden Street                                        Leased          1973         November, 2003                 149
   Wellesley, MA  02181

   Construction in Progress - New Billerica Branch                                                                      909

   Construction in Progress - New Woburn Branch                                                                         923

   Forward Financial Co.                                    Leased with various terms and locations.
   360 Church Street
   Northboro, MA 01532                                                                                                  217
                                                                                                                     ------
      Total                                                                                                          $8,212
                                                                                                                     ======

ITEM 3. LEGAL PROCEEDINGS.

         Except as described below, the Company is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations. BNB, a national bank subsidiary of the Company, was named a defendant in the Superior Court for Suffolk County, Massachusetts, civil action No. SUCV 99-018F served on April 12, 1999 in a matter captioned "Glyptal, Inc. v. John Hetherton, Jr., Fleet Bank, NA and Broadway National Bank of Chelsea." The suit alleges that an officer of the Plaintiff, Glyptal, embezzled funds from Plaintiff, by making unauthorized transfers from Plaintiff's corporate accounts and subsequently deposited checks drawn on such account into an account at BNB. Plaintiff alleges that BNB knew or should have known of the alleged fraudulent actions of Plaintiff's officer, and that BNB owed a duty to Plaintiff to investigate the transactions and protect Plaintiff from the alleged fraudulent actions. The Plaintiff is seeking damages for the alleged breach of duty by the defendants. BNB intends to deny the allegations that it owed or breached any duty to Plaintiff or that it is liable for any losses incurred by Plaintiff. BNB intends to vigorously defend the action and believes the action is not likely to result in any material loss or adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information relating to the market for the Company's common equity and related stockholder matters appears under "Shareholder Information" in the Company's 1999 Annual Report to Stockholders on page 71 and is incorporated herein by reference. Information relating to dividend restrictions for the Company's common stock appears under "Regulation and Supervision."

ITEM 6. SELECTED FINANCIAL DATA.

        The above-captioned information appears under "Selected Financial Data" of the Company in the Company's 1999 Annual Report to Stockholders on pages 4 through 5 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The above-captioned information appears under "Management Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1999 Annual Report to Stockholders on pages 8 through 24 and is incorporated herein by reference.

ITEMS 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

        The above-captioned information appears under the heading "Market Risk and Management of Interest Rate Risk" in the Company's 1999 Annual Report to Stockholders on pages 10 through 13 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Consolidated Financial Statements of BostonFed Bancorp, Inc. and its subsidiaries, together with the report thereon by KPMG LLP appears in the Company's 1999 Annual Report to Stockholders on pages 25 through 70 and are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information relating to Directors and Executive Officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 at pages 3 through 6.

ITEM 11. EXECUTIVE COMPENSATION.

        The information relating to executive compensation is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000 at pages 8 through 17.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, at pages 3 through 6.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2000, at page 17.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

           (1) Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders:

                                                                           PAGE

Independent Auditors' Report ..........................................    25

Consolidated Balance Sheets as of
  December 31, 1999 and 1998 ..........................................    26

Consolidated Statements of Income for the Years Ended
  December 31, 1999, 1998 and 1997 ....................................    27

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 1999, 1998 and 1997 ....................    28-30

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 1999, 1998 and 1997 ..............................    31-32

Notes to Consolidated Financial Statements ............................    33-70

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


                  3.1 Restated Certificate of Incorporation of BostonFed Bancorp, Inc.(1)

                  3.2 BostonFed Bancorp, Inc. Amended and Restated Bylaws as of February 23, 2000, (filed herewith)

                  4.0    Stock Certificate of BostonFed Bancorp, Inc.(1)

                  10.1 Employment Agreement between BFS and David F. Holland and Employment Agreement between the Company and David
                         F. Holland (filed herewith)

                  10.2 Employment Agreement between BFS and David P. Conley and Employment Agreement between the Company and David
                         P. Conley(2)

                  10.3 Employment Agreement between BSF and John A. Simas and Employment Agreement between the Company and John A. Simas(2)

                  10.4 Change of Control Agreement between BFS and Dennis J. Furey and Change in Control Agreement Between the Company and Dennis J. Furey (filed herewith)

                  10.5 Boston Federal Savings Bank Employee Severance Compensation Plan(1)

                  10.6   Employee Stock Ownership Plan and Trust(1)

                  10.7   BostonFed Bancorp, Inc. 1996 Stock-Based Incentive
                         Plan(3)

                  10.8   BostonFed Bancorp, Inc. 1997 Stock Option Plan(4)

                  10.10 Boston Federal Savings Bank Defined Benefit Restoration Plan (filed herewith)

                  10.11 Boston Federal Savings Bank Defined Contribution Restoration Plan (filed herewith)

                  10.12 Change in Control Agreement Between BFS and Marylea R. Oates and Change in Control Agreement Between the Company and Marylea R. Oates(2)

                  11.0 Computation of earnings per share (see Consolidated Statements of Income on page located on page 27 of the 1999 Annual Report)

                  13.0   1999 Annual Report to Stockholders (filed herewith)

                  21.0   Subsidiaries of the Registrant (filed herewith)

                  23.0   Consent of Independent Accountant (filed herewith)

                  27.0   Financial Data Schedule (filed herewith)

                  99.0 Proxy Statement for 2000 Annual Meeting previously filed on March 27, 2000 is herein incorporated by reference

                -----------------------------

                    (1) Incorporated herein by reference into this document from the Exhibits 3.1, 4.0 and 10.5 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860.

                    (2) BFS and the Company have entered into employment or change in control agreements with each of the Executive Officers as well as certain other officers of BFS and the Company. The employment agreements for Messrs. Conley and Simas are not filed as part of this report. Rather, the Exhibits for Messrs. Conley and Simas incorporate by reference the agreements filed with this report for Mr. Holland and describe the differences between the agreements for the Named Executive Officers. The change in control agreements for Ms. Oates is also not filed as part of this report. Rather, the Exhibit for Ms. Oates incorporates by reference the agreements filed with this report for Mr. Furey and describe any differences in the agreements for the Named Executive Officers.

                    (3) Incorporated herein by reference into this document from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated March 20, 1996.

                   4. Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated March 28, 1997.


                (b) Reports on Form 8-K.

         The Company filed a Report on Form 8-K on August 6, 1999, announcing the fact that the Company entered into a Purchase and Sale Agreement by and among the Company, Diversified Ventures, Inc., d/b/a Forward Financial Company, Ellsmere Insurance Agency, Inc. and Gene J. DeFeudis. The 8-K also included the Company's Press Release issued on August 4, 1999.

         The Company filed a Report on Form 8-K on December 21, 1999, announcing that the Company had on December 6, 1999, completed its acquisition of Diversified Ventures, Inc., d/b/a Forward Financial Company and Ellsmere Insurance Agency, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BOSTONFED BANCORP, INC.


                                      By: /s/ David F. Holland
                                           David F. Holland
                                           President and Chief Executive Officer
DATED: March 30, 2000

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                                        Title                                             Date
      ----                                        -----                                             ----

/s/ David F. Holland                        President and Chief Executive                           March 30, 2000
---------------------------------------     Officer and Chairman of the Board
David F. Holland


/s/ David P. Conley                         Director, Executive Vice President,                     March 30, 2000
---------------------------------------     Assistant Treasurer and Assistant Secretary
David P. Conley


/s/ John A. Simas                           Executive Vice President,                               March 30, 2000
---------------------------------------     Corporate Secretary and Chief Financial
John A. Simas                               Officer (Principal financial and accounting officer)



/s/ Edward P. Callahan                      Director                                                March 30, 2000
---------------------------------------
Edward P. Callahan


/s/ Gene J. DeFeudis                        Director                                                March 30, 2000
---------------------------------------
Gene J. DeFeudis


/s/ Richard J. Dennis, Sr.                  Director                                                March 30, 2000
---------------------------------------
Richard J. Dennis, Sr.


/s/ Richard J. Fahey                        Director                                                March 30, 2000
---------------------------------------
Richard J. Fahey


/s/ Patricia M. Flynn                       Director                                                March 30, 2000
---------------------------------------
Patricia M. Flynn

/s/ Charles R. Kent                         Director                                                March 30, 2000
---------------------------------------
Charles R. Kent


/s/ W. Robert Mill                          Director                                                March 30, 2000
---------------------------------------
W. Robert Mill


/s/ Irwin W. Sizer                          Director                                                March 30, 2000
---------------------------------------
Irwin W. Sizer