Form 10-Q
period 2000-03-31
BOSTONFED BANCORP INC
filed 2000-05-11
CIK 948515

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               March 31, 2000
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2000: 4,902,881.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                           Page
______________________________                                           ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            March 31, 2000 (unaudited) and December 31, 1999                  2

            Consolidated Statements of Operations for the Three
            Months ended March 31, 2000 and 1999 (unaudited)                  3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Three Months ended
            March 31, 2000 (unaudited)                                        4

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 2000 and 1999 (unaudited)        5 - 6

            Notes to Consolidated Financial Statements                    7 - 9

            Average Balances and Yield / Costs                               10

 Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11 - 16


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                 17 - 18





PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                                19

 Item 2.    Changes in Securities and Use of Proceeds                        19

 Item 3.    Defaults Upon Senior Securities                                  19

 Item 4.    Submission of Matters to a Vote of Security Holders              19

 Item 5.    Other Information                                                19

 Item 6.    Exhibits and Reports on Form 8-K                                 19

 Signature Page                                                              20

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                                (In Thousands)

                                                   March 31,    December 31,
                                                     2000           1999
                                                  -----------  --------------
Assets                                                   (Unaudited)
------------
Cash and cash equivalents                            $ 34,422   $  34,696
Investment securities available for sale
  (amortized cost of $58,237 and $55,051 at
  March 31, 2000 and December 31, 1999,
  respectively)                                        57,367      53,203
Investment securities held to maturity (fair
  value of $2,264 and $2,275 at March 31,
  2000 and December 31, 1999)                           2,304       2,304
Mortgage-backed securities available for sale
  (amortized cost of $15,473 and $15,881 at
  March 31, 2000 and December 31, 1999)                15,052      15,540
Mortgage-backed securities held to maturity (fair
  value of $62,434 and $14,030 at March 31,
  2000 and December 31, 1999)                          64,085      13,941
Mortgage loans held for sale                           16,527      16,174
Loans, net of allowance for loan losses of $10,725
  and $10,654 at March 31, 2000 and December 31,    1,008,000   1,032,594
  1999)
Accrued interest receivable                             6,504       6,267
Stock in FHLB of Boston and Federal Reserve Bank       20,649      20,311
Premises and equipment                                  9,055       8,212
Real estate owned                                         370         376
Goodwill                                               20,254      19,519
Other assets                                           31,459      30,516
                                                      -------     -------
            Total assets                           $1,286,048  $1,253,653
                                                      =======     =======

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $808,466    $770,049
 Federal Home Loan Bank advances and other
  Borrowed Money                                      379,501     387,555
 Advance payments by borrowers for taxes
  and insurance                                         3,376       3,298
 Other liabilities                                      7,695       7,047
                                                      -------     -------
            Total liabilities                       1,199,038   1,167,949
                                                      -------     -------
Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value, 17,000,000 shares
  authorized; 6,589,617 shares issued (4,907,481 and
  4,973,081 shares outstanding at March 31, 2000
   and December 31, 1999, respectively)                    66          66
 Additional paid-in capital                            67,260      67,198
 Retained earnings                                     52,176      50,481
 Accumulated other comprehensive income (loss)           (984)     (1,485)
  Less Treasury Stock, (1,682,136 shares and
   1,616,536 shares at March 31, 2000
    and December 31, 1999, respectively), at cost     (29,553)    (28,532)
  Less unallocated ESOP shares                         (1,663)     (1,663)
  Less unearned Stock-Based Incentive Plan               (292)       (361)
                                                      -------     -------
            Total stockholders' equity                 87,010      85,704
                                                      -------     -------
Total liabilities and stockholders' equity         $1,286,048  $1,253,653
                                                      =======     =======

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               (Dollars In Thousands, except per share amount)

                                 Three Months Ended
                                 ------------------
                                 3/31/00    3/31/99
                                 ------------------

                                     (Unaudited)

Interest income:
 Loans                          $ 19,661  $  17,658
 Mortgage-backed securities          698        616
 Investment securities             1,387      1,257
                                 -------    -------
   Total interest income          21,746     19,531
                                 -------    -------
Interest expense:
 Deposit accounts                  7,180      6,275
 Borrowed funds                    5,716      5,088
                                 -------    -------
   Total interest expense         12,896     11,363
                                 -------    -------
Net interest income                8,850      8,168
Provision for loan losses            251        430
                                 -------    -------
 Net interest
   income after provision          8,599      7,738
Non-interest income:
 Loan processing and servicing
   fees                              175        161
 Gain on sale of loans             1,908        764
 Deposit service fees                460        409
 Other                               623        213
                                 -------    -------
Total non-interest income          3,166      1,547
                                 -------    -------
Non-interest expense:
 Compensation and benefits         5,134      3,626
 Occupancy and equipment           1,004        797
 Federal deposit insurance
   premiums                           39         94
 Real Estate Operations             (287)       (21)
 Other                             2,337      1,547
                                 -------    -------
  Total non-interest expense       8,227      6,043
                                 -------    -------
Income before income taxes         3,538      3,242
Income tax expense                 1,256      1,238
                                 -------    -------
Net income                      $  2,282   $  2,004
                                 =======    =======

Basic earnings per share           $0.48      $0.41
Diluted earnings
  per share                        $0.48      $0.40
Basic weighted average shares
  outstanding                  4,744,871  4,853,831
Common stock equivalents
  due to dilutive effect
  of stock options                55,817    190,890
Diluted total weighted average
  shares outstanding           4,800,688  5,044,721

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                Three Months Ended March 31, 2000
                                         (In Thousands)
                                          (Unaudited)
                                                                          Accumulated                 Unearned
                                                                            other                     Stock-
                                        Additional                      Comprehensive  Unallocated    Based        Total
                                Common    paid-in   Retained  Treasury      income        ESOP      Incentive   stockholders'
                                stock     capital   earnings    Stock       (loss)       shares        Plan        equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 1999    $ 66       67,198     50,481    (28,532)     (1,485)      (1,663)       (361)         85,704

Net income                       - -         - -       2,282       - -         - -           - -         - -          2,282

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax of $396)            - -         - -        - -        - -          501          - -         - -            501
                                                                                                                    --------
Total comprehensive income       - -         - -        - -        - -         - -           - -         - -          2,783

Cash dividends declared and
 paid ($0.12 per share)          - -         - -        (587)      - -         - -           - -         - -           (587)

Common Stock repurchased
 (68,600 shares at an average
  price of $15.63 per share)     - -         - -        - -     (1,073)        - -           - -         - -         (1,073)
Stock option exercised
 (3 shares at an average price
  $14.66 per share, net of tax
  benefit)                       - -          (13)      - -         52         - -           - -         - -             39

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -          - -           - -          69             69

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -           75       - -       - -          - -           - -         - -             75

                               -------    -------   --------   ---------    ---------      --------   ---------    --------
Balance at March 31, 2000       $ 66       67,260     52,176   (29,553)         (984)      (1,663)      (292)        87,010
                               -------    -------   --------   ---------    ---------      --------   ---------    --------

See accompanying condensed notes to consolidated financial statements.
                                       4

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Three Months Ended
                                                         March 31,
                                                    2000          1999
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    2,282    $    2,004
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                  629           337
      Earned SIP shares                                 69           121
      Appreciation in fair value of shares
       charged to expense for compensation plans        75           158
      Income from bank owned life insurance           (314)            -
      Provision for loan losses                        251           430
      Provision for valuation allowance for
       real estate owned                                 6             -
      Loans originated for sale                    (61,081)      (80,743)
      Proceeds from sale of loans                   62,636        75,943
      Gain on sale of loans                         (1,908)         (764)
      Increase in accrued interest receivable         (237)         (220)
      Increase in prepaid expenses
       and other assets, net                          (712)         (544)
      Increase (Decrease)in accrued expenses and
       other liabilities, net                          251        (1,312)
                                                   --------       -------
          Net cash provided by (used in)
           operating activities                      1,947        (4,590)
                                                   --------       -------

Cash flows from investing activities:
  Net cash paid for Forward Financial                (994)            -
  Proceeds from maturities of investment
   securities held to maturity                           -         3,000
  Proceeds from maturities of investment
   securities available for sale                     1,000         5,075
  Purchase of investment securities
   available for sale                               (4,311)      (11,249)
  Purchase of FHLB and Federal Reserve Stock          (338)       (1,179)
  Principal payments on mortgage-backed
   securities available for sale                       398         2,492
  Principal payments on mortgage-
   backed securities held to maturity                  826         4,478
  Principal payments on investment
   securities available for sale                       140             -
  Increase in loans, net                           (26,631)      (33,841)
  Purchases of premises and equipment               (1,131)         (187)
  Proceeds from sale of real estate owned                -            47
                                                    -------       -------
       Net cash used in
         investing activities                      (31,041)      (31,364)
                                                    -------     ---------
                          -Continued on next page-
                                       5

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Three Months Ended
                                                          March 31,
                                                    2000            1999
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    38,417         1,700
    Repayments of Federal Home Loan
     Bank advances                                 (76,123)      (41,632)
    Proceeds from Federal Home Loan
     Bank advances                                  66,124        64,291
    Proceeds from other borrowings                   1,945             -
    Cash dividends paid                               (587)         (511)
    Common stock repurchased                        (1,073)       (1,188)
    Options exercised                                   39             -
    Decrease in advance payments by
     borrowers for taxes and insurance                  78           324
                                                  --------       -------

         Net cash provided by
            financing activities                    28,820        22,984
                                                   -------       -------

         Net decrease
          in cash and cash equivalents                (274)      (12,970)


Cash and cash equivalents at beginning of quarter   34,696        37,201
                                                   -------       -------

Cash and cash equivalents at end of quarter      $  34,422     $  24,231
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the quarter for:

       Interest                                 $   12,630     $  10,543
                                                   =======       =======

       Taxes                                    $      351     $   2,621
                                                   =======       =======


See accompanying condensed notes to consolidated financial statements.
                                       6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of March 31, 2000 and December 31, 1999 and for the three-month periods ended March 31, 2000 and 1999 of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS"), Broadway National Bank ("BNB") and BF Funding Corporation, presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which defers the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. The adoption of these statements is not expected to have a material impact on the Company.


NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

     At March 31, 2000, the Company had commitments of $72.2 million to originate mortgage loans and $10.9 million to purchase loans from correspondent lenders. Of these $83.1 million commitments, $76.4 million were adjustable rate mortgage loans with interest rates ranging from 6.75% to 10.00% and $6.7 million were fixed rate mortgage loans with interest rates ranging from 7.60% to 9.88%. The Company also had commitments to sell $26.8 million of mortgage loans.

     At March 31, 2000, the Company was servicing first mortgage loans of approximately $853.6 million, which are either partially or wholly-owned by others.


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

     Each Bank is managed separately. BNB is managed by a President and CEO, who reports directly to BNB's Board of Directors. BFS is managed by a CEO, who is also the Company's CEO, and reports directly to BFS' and the Company's Board of Directors, as applicable. The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

                                                      (Dollars In Thousands)
                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the three-months
ended March 31, 2000:
     Interest income            $   19,557        2,185         21,742            47            (43)              21,746
     Interest expense               12,243          592         12,835           104            (43)              12,896
     Provision for loan losses         221           30            251                                               251
     Non-interest income             2,937          276          3,213                          (47)               3,166
     Non-interest expense            6,909        1,208          8,117           157            (47)               8,227
     Income tax expense              1,104          220          1,324           (68)                              1,256
     Net income                      2,017          411          2,428          (146)                              2,282
     Total assets                1,142,673      141,728      1,284,401        94,187        (92,540)           1,286,048
Net interest margin                  2.81%        5.22%           n.m.          n.m.            n.m.               3.04%
Return on average assets              .72%        1.18%           n.m.          n.m.            n.m.                .73%
Return on average equity            10.30%       13.97%           n.m.          n.m.            n.m.              10.41%

At or for the three-months
ended March 31, 1999:
     Interest income            $   17,240        2,152         19,392           284           (145)              19,531
     Interest expense               10,984          524         11,508                         (145)              11,363
     Provision for loan losses         400           30            430                                               430
     Non-interest income             1,366          181          1,547                                             1,547
     Non-interest expense            4,855        1,086          5,941           102                               6,043
     Income tax expense                893          273          1,166            72                               1,238
     Net income                      1,474          420          1,894           110                               2,004
     Total assets                1,015,285      135,755      1,151,040        85,692        (74,169)           1,162,563
Net interest margin                  2.49%        4.86%           n.m.          n.m.            n.m.               2.95%
Return on average assets              .59%        1.25%           n.m.          n.m.            n.m.                .70%
Return on average equity            10.90%       13.50%           n.m.          n.m.            n.m.               9.48%

n.m. = not meaningful

                                      9

                                                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                      Average Balances and Yields / Costs
                                                                     (Unaudited)
For the three months ended March 31:                              2000                                      1999
                                                -------------------------------------       ------------------------------
                                                                             Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $    82,990      $ 1,387      6.69%        $   87,078       $ 1,257       5.77%
 Loan, net and mortgage loans held for sale (2)  1,039,444       19,661      7.57%           977,834        17,658       7.22%
 Mortgage-backed securities (3)                     43,234          698      6.46%            40,838           616       6.03%
                                                ----------    ---------                     ---------    ----------
   Total interest-earning assets                 1,165,668       21,746      7.46%         1,105,750        19,531       7.07%
                                                              ---------     ---------                    ----------  ---------
 Non-interest-earning assets                        92,905                                    45,290
                                                ----------                                  ---------
   Total assets                                $ 1,258,573                                $1,151,040
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   56,205          398      2.83%        $   59,832           426       2.85%
 Savings accounts                                 149,999          980      2.61%           132,372           779       2.35%
 NOW accounts                                     112,907          216      0.77%           108,568           261       0.96%
 Certificate accounts                             399,253        5,586      5.60%           341,398         4,809       5.63%
                                                ----------    ---------                    ---------    ----------
   Total                                          718,364        7,180      4.00%           642,170         6,275       3.91%
 Borrowed Funds (4)                               387,068        5,716      5.91%           357,564         5,088       5.69%
                                                ----------    ---------                    ---------    ----------
   Total interest-bearing liabilities           1,105,432       12,896      4.67%           999,734        11,363       4.55%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  65,435                                    66,735
                                                ----------                                 ---------
   Total liabilities                            1,170,867                                 1,066,469
                                                ----------                                 ---------
 Stockholders' equity                              87,706                                    84,571
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,258,573                                $1,151,040
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 8,850      2.79%                         $ 8,168       2.52%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.04%                                       2.95%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     105.45%                                   110.60%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense were excluded, would result in an average cost of borrowed funds of 5.90% and 5.65% for the three months ended March 31, 2000 and March 31, 1999, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.


          MANAGEMENTS'S DISCUSSTION AND ANALYSIS OF FINACNCIAL CONDITION
                           AND RESULTS OF OPERATIONS

A.  GENERAL

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered savings bank, and Broadway National Bank, a nationally chartered commercial bank. Each is considered a business segment and accordingly the Company has complied with the segment reporting requirement in Note 4 of this document and in discussion herein as appropriate. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency ("OCC"). On August 4, 1999, the Company entered into a Purchase and Sale Agreement by and among the Company, Diversified Ventures, Inc., d/b/a Forward Financial Company ("Forward Financial"), Ellsmere Insurance Agency, Inc. ("Ellsmere") and Gene J. DeFeudis, pursuant to which BFS purchased all of the outstanding capital stock of Forward Financial and BNB purchased all of the outstanding capital stock of Ellsmere in a cash transaction for approximately $38.3 million. The transaction was consummated at the close of business on December 6, 1999 and was recorded by the use of the purchase method of accounting. During March 2000, an additional $975,000 was paid by BFS to Mr. DeFeudis in order to satisfy the remaining payments due Mr. DeFeudis in connection with the acquisition, which payment was based on certain performance agreed to by the parties. Substantially all of the Company's business is coordinated through its subsidiary banks and references herein to "Company" include the banks as appropriate. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgages, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Through Forward Financial, the Company also originates consumer loans primarily with customers purchasing or refinancing manufactured homes, recreational vehicles, marine and leased equipment and subsequently sells substantially all of such loans, servicing released. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investments and mortgage-backed securities, fees, gains on sale of loans and loan servicing income. The Company's primary sources of funds are retail deposits, wholesale brokered deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, other borrowings and proceeds from the sale of loans.



B. YEAR 2000 ISSUE

     Due to the extensive planning and testing during the three-years ended December 31, 1999, the Company was able to begin the Year 2000 without any interruption in its operations, whatsoever. Included in other non-interest expenses during the three-month period ended March 31, 1999, were charges incurred in connection with the modification or replacement of software and hardware in order for the Company's computer systems to properly recognize the Year 2000. The expense incurred totaled approximately $50,000 for the three-month period ended March 31, 1999. No Year 2000 related expenses were incurred in the period ended March 31, 2000.

C. FINANCIAL CONDITION


Total assets at March 31, 2000 were $1.286 billion, compared to $1.254 billion at December 31, 1999, an increase of $32 million or 2.6%. Asset growth was primarily attributable to a $50.1 million increase in mortgage-backed securities held to maturity, partially offset by a $24.6 million decrease in loans, net of allowance for loan losses. Mortgage-backed securities held to maturity increased from $13.9 million at December 31, 1999 to $64.1 million at March 31, 2000 due to the securitization of $51.0 million of loans into Federal Home Loan Mortgage Corporation ("FHLMC") securities. Loans, net, declined from $1.033 billion at December 31, 1999 to $1.008 billion at March 31, 2000. Investment securities available for sale also contributed to asset growth by increasing $4.2 million form $53.2 million at December 31, 1999 to $57.4 million at March 31, 2000.

Deposit accounts increased by $38.4 million, or 5.0%, from a balance of $770.0 million at December 31, 1999 to a balance of $808.5 million at March 31, 2000. Approximately $10.8 million of the deposit account balance increase was due to the Company's acquisition of wholesale brokered certificates of deposit. Federal Home Loan Bank advances and other borrowings decreased by $8.1 million, to a balance of $379.5 million at March 31, 2000 from a balance of $387.6 million at December 31, 1999.

D.  LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained in excess of the required minimum levels of liquid assets at BFS as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 4%. At March 31, 2000 and December 31, 1999 BFS's liquidity ratio was 10.8% and 6.9% respectively. Management has maintained liquidity as close as possible to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The OCC does not have specific guidance for liquidity ratios for BNB, but does require banks to maintain reasonable and prudent liquidity levels. Management believes such levels have been maintained.

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2000, BFS' cash, loans and investments available for sale totaled $77.1 million or 6.7% of BFS's total assets. While not all of these liquid assets qualify for BFS's regulatory liquidity requirements, other assets in the held to maturity category qualify for regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2000, the Company had $374.5 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances, wholesale brokered deposits and repurchase agreements to supplement cash flow needs.

     At March 31, 2000, the Company had commitments to originate loans and unused outstanding lines of credit totaling $193.50 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from March 31, 2000, totaled $265.4 million.

     At March 31, 2000, the consolidated stockholders' equity to total assets ratio was 6.8%. As of March 31, 2000, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated tier 1 capital, total capital and Tier 1 leverage ratios were 9.0%, 10.2% and 5.4%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 5.5%, 10.1%, 9.0% and 5.5%, respectively. BNB's total risk-based, tier 1 risk-based and tier 1 leverage capital ratios were 12.8%, 12.0%, and 6.4%, respectively.

E.  COMPARISON OF THREE-MONTHS ENDED MARCH 31, 2000 AND 1999

   General

     Earnings for the quarter ended March 31, 2000 were $2.3 million, or $.48 basic and diluted earnings per share, compared to earnings of $2.0 million, or $.41 basic and $.40 diluted earnings per share for the first quarter of 1999. The current quarter's earnings amount to a 17% increase in basic earnings per share and a 20% increase in diluted earnings per share compared to last year's first quarter. The Company's annualized return on average assets was .73% and the annualized return on average stockholders' equity was 10.4% during the three-months ended March 31, 2000, compared to .70% and 9.5%, respectively, for the three-months ended March 31, 1999 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended March 31, 2000 increased by $2.2 million, or 11.3%, to $21.7 million, compared to the quarter ended March 31, 1999. The increase in interest income was attributable to the combined effects of a $59.9 million increase in average interest-earning assets and a 39 basis point increase in the average yield. The average yield on interest-earning assets increased to 7.46% for the three months ended March 31, 2000 from 7.07% for the three months ended March 31, 1999.


     Interest on mortgage-backed securities for the quarter ended March 31, 2000 increased by $82,000 to $698,000, compared to $616,000 for the same quarter in 1999. This decrease in income was due to the combined effects of a $2.4 million higher average balance, which increased to $43.2 million, and a 43 basis point increase in the average yield, which increased to 6.46% during the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999.


     Income from investment securities was $130,000 higher for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The increase was due to a 92 basis point improvement in the average yield on investment securities in the current quarter, partially offset by the effects of a $4.1 million decrease in the average balance in the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended March 31, 2000 increased by $1.5 million or 13.5%, to $12.9 million compared to the quarter ended March 31, 1999. The increase in interest expense for the quarter ended March 31, 2000 was due primarily to an increase of $105.7 million in the average balance of interest-bearing liabilities, which averaged $1.105 billion during the current quarter, compared to an average balance of $999.7 million during the quarter ended March 31, 1999. The increase in interest expense was also partially caused by an increase of 12 basis points in the average cost of interest-bearing liabilities during the quarter ended March 31, 2000. The average cost of interest-bearing liabilities increased to 4.67% during the quarter ended March 31, 2000, compared to 4.55% for last year's comparable quarter. The increase was due to generally rising market interest rates.


     Interest expense on deposit accounts was $7.2 million for the quarter ended March 31, 2000, an increase of $905,000 from the $6.3 million for the quarter ended March 31, 1999. The increase in the expense was primarily due to an increase in the deposit account balances of $76.2 million. A major portion of the deposit growth was attributable to the Company's wholesale brokered deposit acquisition program. Also contributing to the increase in the interest expense on deposit accounts was a nine basis point increase in the average cost of deposits during the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. Average deposit balances increased to $718.4 million for the quarter ended March 31, 2000 from $642.2 million for the prior year comparable quarter. The cost of funds increased due to rising interest rates paid on most types of deposit accounts.


     Interest expense on borrowed funds increased from $5.1 million for the quarter ended March 31, 1999 to $5.7 million for the current quarter. The increased interest expense was due to the combined effects of an increase of 22 basis points in the average cost of borrowed funds and the $29.5 million increase in the average balance during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. During the quarter ended March 31, 2000, average borrowed funds were $387.1 million and cost an average of 5.91%, whereas the average balance of borrowed funds were $357.6 million with an average cost of 5.69% during the quarter ended March 31, 1999.


Net Interest Income

     Net interest income during the first quarters of 2000 and 1999 was $8.9 million and $8.2 million, respectively, as increased net interest rate spreads and margins combined with increases in interest-earning assets contributed to the improvement in net interest income. The net interest margin, at 3.04% for the quarter ended March 31, 2000 was nine basis points higher than last year's comparable quarter.

Provision for Loan Losses

     The Company's provision for loan losses amounted to $251,000 for the quarter ended March 31, 2000, compared to the $430,000 loan loss provision for the comparable quarter last year. A lower provision was recorded in the current quarter as the current level of the allowance for loan losses was deemed adequate. The allowance for loan losses was $10.7 million at March 31, 2000 and December 31, 1999.


     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon size and type of loans and management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgements different from those of management. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At March 31, 2000, the Company classified $4.4 million of loans ($3.8 million at BFS and $604,000 at BNB) as sub-standard compared to $3.6 million ($3.0 million of BFS and $579,000 of BNB) at December 31, 1999. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at March 31, 2000 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at March 31, 2000 was $10.7 million, which represented 1,039% of non-performing loans or 1.04% of total loans, compared to $10.7 million at December 31, 1999, or 1,428% of non-performing loans and 1.01% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined balances approximated $236 million at March 31, 2000 and December 31 1999.

     Non-performing loans at March 31, 2000 amounted to $1,032,000 or .10% of total loans, compared to $746,000, or .07% of total loans, at December 31, 1999.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $21,000 and $26,000 for the three-month periods ended March 31, 2000 and 1999, respectively. The amount of interest income that was recorded on these loans was $7,000 and $11,000 for the three-month periods ended March 31, 2000 and 1999, respectively.

     At March 31,  2000,  loans  characterized  as impaired,  totaled  $234,000.
During the three-months ended March 31, 2000, the average recorded value of impaired loans was $234,000, $3,000 interest income was recognized and $4,000 of interest income would have been recognized under the loans' original terms.

     At March 31, 2000 and at December 31, 1999, the Company had $370,000 and $376,000 in real estate owned, respectively. Further, at March 31, 2000, the Company also had restructured real estate loans amounting to $234,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the first quarter of 2000 increased by $1.6 million, or 104.7%, to $3.2 million from $1.5 million for the three months ended March 31, 1999. The largest component of non-interest income was gain on sale of loans, which increased to $1.9 million for the quarter ended March 31, 2000 from $764,000 for the quarter ended March 31, 1999. The gain on sale of loans was higher due to the inclusion of $1.6 million of gain on sale of loans by Forward Financial. The gains on sale of mortgage loans that BFS recorded in the quarter ended March 31, 2000 were lower than last year's comparable quarter as the volume of mortgage loans sold declined. Additionally, a higher percentage of mortgage loans sold have been adjustable-rate loans, which generally are sold at lower profit margins. BFS sold $41.7 million of mortgage loans during the quarter ended March 31, 2000 compared to $75.2 million during last year's comparable quarter. Other non-interest income increased to $1.1 million for the quarter ended March 31, 2000 from $622,000 for the prior year comparable quarter. The primary reason for this increase was due to the Company's purchase of a $20 million bank-owned life insurance policy ("BOLI")in July 1999. The increase in the cash surrender value of the policy is recorded as non-interest income.


Non-Interest Expense

     Total non-interest expenses increased to $8.2 million for the quarter ended March 31, 2000 from $6.0 million for the quarter ended March 31, 1999, primarily due to the inclusion of Forward Financial's expenses in the current quarter. Compensation and benefits expense increased from $3.6 million for the first quarter of 1999 to $5.1 million for the current quarter due to Forward Financial's compensation and benefits expenses of $763,000, normal year over year increases and BFS' higher compensation levels due to additional staff hired to expand the Company's corporate lending department. Occupancy and equipment expenses increased from $797,000 for the quarter ended March 31, 1999 to $1.0 million for the current quarter primarily due to the inclusion of Forward Financial's expenses. Federal deposit insurance premiums declined from $94,000 for the quarter ended March 31, 1999 to $39,000 for the current quarter due to the Federal Deposit Insurance Corporation's ("FDIC") change in assessing insurance premiums. Real estate operations provided income of $287,000 in the quarter ended March 31, 2000 compared to income of $21,000 in the first quarter of 1999. The current quarter's income is larger due to income recognized in the dissolution of a real estate subsidiary of BFS. Other non-interest expenses were $2.3 million for the quarter ended March 31, 2000, compared to $1.5 million for the quarter ended March 31, 1999. The increase was primarily due to the inclusion of Forward Financial's non-interest expenses during the current quarter.


Income Tax Expense

     Income tax expense for the quarters ended March 31, 2000 and 1999 was $1.3 million and $1.2 million, respectively. The effective income tax rate was 35.5% during the current quarter, compared to 38.2% for the quarter ended March 31, 1999. The effective tax rate was lower during the current quarter due to the effects of BOLI and a lower non-deductible Employee Stock Ownership Plan ("ESOP") expense.

Item 3. MARKET RISK AND MANAGEMENT OF INTEREST RATE RISK


     The principal market risk affecting the Company is interest rate risk. The objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established a management Asset/Liability Committee that is responsible for reviewing the Company's asset/ liability policies and interest rate risk position. The Committee meets frequently and reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, mortgage loans; (2) generally selling in the secondary market substantially all fixed-rate mortgage loans originated with terms of 15 years or greater while generally retaining the servicing rights thereof; (3) primarily investing in short-term investment securities or mortgage-backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term retail and wholesale deposits and utilizing longer-term FHLB advances to replace short-term, rate sensitive deposits.

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

     At March 31, 2000, the Company's one year gap was a negative 6.29% of total assets, compared to a positive 8.5% of total assets at December 31, 1999.

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

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results. See the Company's Form 10-K for the year ended December 31, 1999 for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 1999.

     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Generally, verbs in the future tense and the words, "believe", "expect", "anticipate", "intends", "opinion", "potential", and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the allowance for losses discussion, subsequent events and any quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company' loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

       Not applicable

Item 3.  Defaults Upon Senior Securities

       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Restated Certificate of Incorporation*
          3.2  Amended and Restated Bylaws as of February 23, 2000**
          27   Financial Data Schedule

     *  Incorporated  herein by reference  into this document from Exhibits 3.1,
4.0 and 10.5 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860.

     ** Incorporated herein by reference in to this document from Exhibit 3.2 filed with Form 10-K on March 30, 2000.

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  May 11, 2000                         By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  May 11, 2000                         By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Corporate Secretary and Chief
                                                  Financial Officer (Principal
                                                  financial and accounting
                                                  Officer)