Form 10-Q
period 2000-06-30
BOSTONFED BANCORP INC
filed 2000-08-14
CIK 948515

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               June 30, 2000
                            --------------------------

Commission File Number               1-13936
                            --------------------------


                               BOSTONFED BANCORP INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            52-1940834
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

17 New England Executive Park, Burlington, Massachusetts  01803
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

                                  (781) 273-0300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2000: 4,902,881.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                          Page
------------------------------                                          ----

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            June 30, 2000 (unaudited) and December 31, 1999               2

            Consolidated Statements of Operations for the Three
            and Six Months ended June 30, 2000 and 1999 (unaudited)       3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Six Months ended
            June 30, 2000 (unaudited)                                     4

            Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 2000 and 1999 (unaudited)           5 - 6

            Notes to Consolidated Financial Statements                    7 - 9

 Item 2     Average Balances and Yield / Costs                           10 - 11

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12 - 17


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                  18 - 19





PART II - OTHER INFORMATION
---------------------------

 Item 1.    Legal Proceedings                                            20

 Item 2.    Changes in Securities and Use of Proceeds                    20

 Item 3.    Defaults Upon Senior Securities                              20

 Item 4.    Submission of Matters to a Vote of Security Holders          20

 Item 5.    Other Information                                            20

 Item 6.    Exhibits and Reports on Form 8-K                             20

 Signature Page                                                          21

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                                (In Thousands)

                                                     June 30,    December 31,
                                                      2000          1999
                                                   -----------  --------------
Assets                                             (Unaudited)
------
Cash and cash equivalents                            $ 40,679   $  34,696
Investment securities available for sale
  (amortized cost of $67,264 and $55,051 at
  June 30, 2000 and December 31, 1999
  respectively)                                        66,019      53,203
Investment securities held to maturity (fair
  value of $2,267 and $2,275 at June 30,
  2000 and December 31, 1999)                           2,304       2,304
Mortgage-backed securities available for sale
  (amortized cost of $16,676 and $15,881 at
  June 30, 2000 and December 31, 1999)                 16,218      15,540
Mortgage-backed securities held to maturity (fair
  value of $59,382 and $14,030 at June 30,
  2000 and December 31, 1999)                          61,275      13,941
Mortgage loans held for sale                           23,866      16,174
Loans, net of allowance for loan losses of $10,884
  and $10,654 at June 30, 2000 and December 31,
  1999                                              1,014,317   1,032,594
Accrued interest receivable                             7,224       6,267
Stock in FHLB of Boston and Federal Reserve Bank       20,649      20,311
Premises and equipment                                  9,576       8,212
Real estate owned                                         232         376
Goodwill                                               19,904      19,519
Other assets                                           31,820      30,516
                                                   ----------  ----------
            Total assets                           $1,314,083  $1,253,653
                                                   ==========  ==========

Liabilities and Stockholders' Equity
------------------------------------
Liabilities:
 Deposit accounts                                    $839,099    $770,049
 Federal Home Loan Bank advances and other
  Borrowed Money                                      376,605     387,555
 Advance payments by borrowers for taxes
  and insurance                                         2,670       3,298
 Other liabilities                                      6,960       7,047
                                                   ----------  ----------
            Total liabilities                       1,225,334   1,167,949
                                                   ----------  ----------
Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                                  --          --
 Common stock, $0.01 par value, 17,000,000 shares
  authorized; 6,589,617 shares issued (4,902,881 and
  4,973,081 shares outstanding at June 30, 2000
   and December 31, 1999, respectively)                    66          66
 Additional paid-in capital                            67,321      67,198
 Retained earnings                                     54,025      50,481
 Accumulated other comprehensive income (loss)         (1,165)     (1,485)
  Less treasury stock, (1,686,736 shares and
   1,616,536 shares at June 30, 2000
    and December 31, 1999, respectively), at cost     (29,605)    (28,532)
  Less unallocated ESOP shares                         (1,663)     (1,663)
  Less unearned Stock-Based Incentive Plan               (230)       (361)
                                                   ----------  ----------
            Total stockholders' equity                 88,749      85,704
                                                   ----------  ----------
Total liabilities and stockholders' equity         $1,314,083  $1,253,653
                                                   ==========  ==========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               (Dollars In Thousands, except per share amount)

                                 Three Months Ended        Six Months Ended
                                 ------------------        ------------------
                                 6/30/00    6/30/99        6/30/00    6/30/99
                                 ------------------        ------------------

                                     (Unaudited)               (Unaudited)

Interest income:
 Loans                          $ 19,766  $  17,951       $ 39,427  $  35,609
 Mortgage-backed securities        1,271        567          1,969      1,183
 Investment securities             1,645      1,314          3,032      2,571
                                --------  ---------       --------  ---------
   Total interest income          22,682     19,832         44,428     39,363
                                --------  ---------       --------  ---------
Interest expense:
 Deposit accounts                  7,773      6,281         14,953     12,556
 Borrowed funds                    5,932      5,214         11,648     10,302
                                --------  ---------       --------  ---------
   Total interest expense         13,705     11,495         26,601     22,858
                                --------  ---------       --------  ---------
Net interest income                8,977      8,337         17,827     16,505
Provision for loan losses            249        430            500        860
                                --------  ---------       --------  ---------
 Net interest
   income after provision          8,728      7,907         17,327     15,645
Non-interest income:
 Loan processing and servicing
   fees                              165        118            340        279
 Gain on sale of loans             2,869        932          4,777      1,696
 Deposit service fees                473        439            933        848
 Income from bank owned life
   insurance                         320         --            635         --
 Other                               378        241            686        454
                                --------  ---------       --------  ---------
Total non-interest income          4,205      1,730          7,371      3,277
                                --------  ---------       --------  ---------
Non-interest expense:
 Compensation and benefits         5,114      3,675         10,248      7,301
 Occupancy and equipment           1,066        804          2,070      1,601
 Federal deposit insurance
  premiums                            41         89             80        183
 Data processing                     366        353            721        701
 Advertising expense                 293        238            537        361
 Real estate operations               13        (25)          (274)       (46)
 Amortization of goodwill            354         53            697        106
 Other                             1,881      1,108          3,276      2,131
                                --------  ---------       --------  ---------
  Total non-interest expense       9,128      6,295         17,355     12,338
                                --------  ---------       --------  ---------
Income before income taxes         3,805      3,342          7,343      6,584
Income tax expense                 1,318      1,315          2,574      2,553
                                --------  ---------       --------  ---------
Net income                      $  2,487   $  2,027       $  4,769   $  4,031
                                ========   ========       ========   ========

Basic earnings per share        $   0.52   $   0.42       $   1.00   $   0.83
Diluted earnings
  per share                     $   0.52   $   0.40       $   0.99   $   0.80
Basic weighted average shares
  outstanding                  4,763,082  4,809,697      4,755,787  4,831,764
Common stock equivalents
  due to dilutive effect
  of stock options                28,329    181,934         41,844    186,976
Diluted total weighted average
  shares outstanding           4,791,411  4,991,631      4,797,631  5,018,740

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                Six Months Ended June 30, 2000
                                         (In Thousands)
                                          (Unaudited)


                                                                                  Accumulated                Unearned
                                                                                     other                    Stock-
                                                Additional                       Comprehensive  Unallocated   Based       Total
                                        Common   paid-in    Retained  Treasury      income         ESOP      Incentive stockholders'
                                        stock    capital    earnings   Stock        (loss)        shares       Plan      equity
                                        ------  ----------  --------  --------   -------------  -----------  --------- -------------
Balance at December 31, 1999             $66      67,198     50,481    (28,532)     (1,485)         (1,663)     (361)      85,704

Net income                                --          --      2,282         --          --              --        --        2,282
Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax of $396)                     --          --         --         --         501              --        --          501
                                                                                                                          -------
Total comprehensive income                --          --         --         --          --              --        --        2,783

Cash dividends declared and
 paid ($0.12 per share)                   --          --       (587)        --          --              --        --         (587)

Common Stock repurchased
 (69 shares at an average
  price of $15.63 per share)              --          --        - -     (1,073)         --              --        --       (1,073)

Stock option exercised
 (3 shares at an average price
  $14.66 per share, net of tax
  benefit)                                --         (13)        --         52          --              --        --           39

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                          --         - -         --         --          --              --        69           69

Appreciation in fair value of
  shares charged to expense for
  compensation plans                      --          75         --         --          --              --        --           75
                                         ---     -------    -------    -------      ------          ------      ----      -------

Balance at March 31, 2000                $66      67,260     52,176    (29,553)       (984)         (1,663)     (292)      87,010
                                         ---     -------    -------    -------      ------          ------      ----      -------

Net income                                --          --      2,487         --          --              --        --        2,487

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $231)             --          --         --         --        (181)             --        --         (181)

                                                                                                                          -------
Total comprehensive income                --          --         --         --          --              --        --        2,306

Cash dividends declared and
 paid ($0.13 per share)                   --          --       (638)        --          --              --        --         (638)

Common Stock repurchased
 (5 shares at an average
  price of $11.42 per share)              --          --         --        (52)         --              --        --          (52)

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                          --          --         --         --          --              --        62           62

Appreciation in fair value of
  shares charged to expense for
  compensation plans                      --          61         --         --          --              --        --           61
                                         ---     -------    -------    -------      ------          ------      ----      -------

Balance at June 30, 2000                 $66      67,321     54,025    (29,605)     (1,165)         (1,663)     (230)      88,749
                                         ---     -------    -------    -------      ------          ------      ----      -------




See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                       For the Six Months Ended
                                                              June 30,
                                                         2000          1999
                                                      -----------    ----------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                         $  4,769      $   4,031
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                     1,308            620
      Earned SIP shares                                     131            209
      Appreciation in fair value of shares
       charged to expense for compensation plans            136            310
      Income from bank owned life insurance                (635)            --
      Provision for loan losses                             500            860
      Provision for valuation allowance for
        real state owned                                      6             --
      Loans originated for sale                         (99,579)      (179,686)
      Proceeds from sale of loans                        96,664        177,110
      Gain on sale of loans                              (4,777)        (1,696)
      Gain on sale of real estate
        acquired through foreclosure                         (4)            --
      Increase in accrued interest receivable              (957)          (780)
      Increase in prepaid expenses
       and other assets, net                               (758)          (941)
      Decrease in accrued expenses and
       other liabilities, net                              (254)          (704)
                                                       --------      ---------
          Net cash used in
           operating activities                          (3,450)          (667)
                                                       --------      ---------

Cash flows from investing activities:
  Net cash paid for Forward Financial                      (994)            --
  Proceed from sale of investment
   securities available for sale                             41
  Proceeds from maturities of investment
   securities held to maturity                               --          5,000
  Proceeds from maturities of investment
   securities available for sale                          2,000         10,268
  Purchase of investment securities
   available for sale                                   (14,519)       (23,892)
  Purchase of mortgage-backed securities
   available for sale                                    (1,986)            --
  Purchase of FHLB and Federal Reserve Stock               (338)        (1,659)
  Principal payments on mortgage-backed
   securities available for sale                          1,171          3,877
  Principal payments on mortgage-
   backed securities held to maturity                     3,635          7,404
  Principal payments on investment
   securities available for sale                            295             --
  Increase in loans, net                                (33,197)       (37,322)
  Purchases of premises and equipment                    (1,978)          (550)
  Proceeds from sale of real estate owned                   175             47
  Additional investment in real
   estate owned                                             (33)            --
                                                       --------      ---------
       Net cash used in
         investing activities                           (45,728)       (36,827)
                                                       --------      ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                      For the Six Months Ended
                                                              June 30,
                                                         2000          1999
                                                      -----------    ---------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                         69,050         20,825
    Repayments of Federal Home Loan
     Bank advances                                     (209,810)       (67,291)
    Proceeds from Federal Home Loan
     Bank advances                                      196,915        103,291
    Proceeds from other borrowings                        1,945             --
    Cash dividends paid                                  (1,225)        (1,116)
    Common stock repurchased                             (1,125)        (1,610)
    Options exercised                                       (39)            --
    Decrease in advance payments by
     borrowers for taxes and insurance                     (628)          (551)
                                                      ---------      ---------

         Net cash provided by
            financing activities                         55,161         53,548
                                                      ---------      ---------

         Net decrease
          in cash and cash equivalents                    5,983         16,054


Cash and cash equivalents at beginning of year           34,696         37,201
                                                      ---------      ---------

Cash and cash equivalents at end of quarter           $  40,679      $  53,225
                                                      =========      =========

Supplemental disclosure of cash flow information:
     Payments during the period for:

       Interest                                       $  27,166      $  22,676
                                                      =========      =========

       Taxes                                          $     401      $   3,536
                                                      =========      =========


See accompanying condensed notes to consolidated financial statements.

                     BOSTONFED BANCORP INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of June 30, 2000 and December 31, 1999 and for the three- and six-month periods ended June 30, 2000 and 1999 of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS"), Broadway National Bank ("BNB") and BF Funding Corporation, presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133", which delays the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. The adoption of these statements is not expected to have a material impact on the Company.


NOTE 2:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At June 30, 2000, the Company had commitments of $85.3 million to originate mortgage loans and $10.0 million to purchase loans from correspondent lenders. Of these $95.3 million commitments, $81.1 million were adjustable rate mortgage loans with interest rates ranging from 6.13% to 11.25% and $14.2 million were fixed rate mortgage loans with interest rates ranging from 7.38% to 10.50%. The Company also had commitments to sell $33.8 million of mortgage loans.

     At June 30, 2000, the Company was servicing first mortgage loans of approximately $870.4 million, which are either partially or wholly-owned by others.

NOTE 3:  Business Segments

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

                                                         (Dollars In Thousands)
                                                                TOTAL
                                                               REPORTABLE                               CONSOLIDATED
                                      BFS            BNB        SEGMENTS       OTHER     ELIMINATIONS    TOTALS
                                   ----------      -------     ----------      ------    ------------  ------------
At or for the three-months
ended June 30, 2000:
     Interest income               $   20,421        2,239         22,660          66          (44)        22,682
     Interest expense                  13,023          600         13,623         126          (44)        13,705
     Provision for loan losses            159           90            249                                     249
     Non-interest income                3,942          308          4,250           5          (50)         4,205
     Non-interest expense               7,766        1,245          9,011         167          (50)         9,128
     Income tax expense                 1,182          210          1,392         (74)                      1,318
     Net income                         2,233          402          2,635        (148)                      2,487
     Total assets                   1,165,070      147,167      1,312,237      95,643      (93,797)     1,314,083
Net interest margin                      2.76%        5.28%          n.m.        n.m.         n.m.           2.99%
Return on average assets                  .77%        1.12%          n.m.        n.m.         n.m.            .77%
Return on average equity                11.01%       13.52%          n.m.        n.m.         n.m.          11.03%

At or for the three-months
ended June 30, 1999:
     Interest income               $   17,526        2,165         19,691         253         (112)        19,832
     Interest expense                  11,067          540         11,607        (112)                     11,495
     Provision for loan losses            400           30            430                                     430
     Non-interest income                1,525          205          1,730                                   1,730
     Non-interest expense               5,051        1,077          6,128         167                       6,295
     Income tax expense                 1,008          272          1,280          35                       1,315
     Net income                         1,524          452          1,976          51                       2,027
     Total assets                   1,046,968      137,348      1,184,316      86,035      (75,481)     1,194,870
Net interest margin                      2.61%        5.21%          n.m.        n.m.         n.m.           2.97%
Return on average assets                  .59%        1.33%          n.m.        n.m.         n.m.            .69%
Return on average equity                10.90%       14.78%          n.m.        n.m.         n.m.           9.55%

n.m. = not meaningful



                                                        (Dollars in Thousands)
                                                                 TOTAL
                                                               REPORTABLE                              CONSOLIDATED
                                      BFS            BNB        SEGMENTS       OTHER     ELIMINATIONS     TOTALS
                                   ----------      -------     ----------      ------    ------------  ------------
At or for the six-months
ended June 30, 2000:
     Interest income               $   39,978        4,424         44,402         113          (87)        44,428
     Interest expense                  25,266        1,192         26,458         230          (87)        26,601
     Provision for loan losses            380          120            500         500
     Non-interest income                6,879          584          7,463           5          (97)         7,371
     Non-interest expense              14,675        2,453         17,128         324          (97)        17,355
     Income tax expense                 2,286          430          2,716        (142)       2,574
     Net income                         4,250          813          5,063        (294)       4,769
     Total assets                   1,165,070      147,167      1,312,237      95,643      (93,797)     1,314,083
Net interest margin                      2.78%        5.25%          n.m.        n.m.         n.m.           3.01%
Return on average assets                  .75%        1.15%          n.m.        n.m.         n.m.            .75%
Return on average equity                10.66%       13.74%          n.m.        n.m.         n.m.          10.72%

At or for the six-months
ended June 30, 1999:
     Interest income               $   34,766        4,317         39,083         537         (257)        39,363
     Interest expense                  22,051        1,064         23,115                     (257)        22,858
     Provision for loan losses            800           60            860                                     860
     Non-interest income                2,891          386          3,277                                   3,277
     Non-interest expense               9,906        2,163         12,069         269                      12,338
     Income tax expense                 1,901          545          2,446         107                       2,553
     Net income                         2,998          872          3,870         161                       4,031
     Total assets                   1,046,968      137,348      1,184,316      86,035      (75,481)     1,194,870
Net interest margin                      2.60%        5.27%          n.m.        n.m.         n.m.           2.96%
Return on average assets                  .59%        1.29%          n.m.        n.m.         n.m.            .69%
Return on average equity                10.88%       14.14%          n.m.        n.m.         n.m.           9.51%

n.m. = not meaningful


                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                       Average Balances and Yields / Costs
                                   (Unaudited)

For the quarter ended June 30:                               2000                                      1999
                                                -----------------------------------       -----------------------------------
                                                                            Average                                   Average
                                                 Average                     Yield/        Average                    Yield/
                                                 Balance        Interest      Cost         Balance       Interest      Cost
                                                ----------      --------    -------       ---------      ---------    -------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                      $   96,902      $ 1,645      6.79%        $   91,191       $ 1,314      5.76%
 Loan, net and mortgage loans held for sale (2)  1,026,354       19,766      7.70%           998,231        17,951      7.19%
 Mortgage-backed securities (3)                     79,185        1,271      6.42%            34,511           567      6.57%
                                                ----------      -------                   ----------       -------
   Total interest-earning assets                 1,202,441       22,682      7.55%         1,123,933        19,832      7.06%
                                                                -------      ----                          -------      ----
 Non-interest-earning assets                        95,924                                    46,573
                                                ----------                                ----------
   Total assets                                 $1,298,365                                $1,170,506
                                                ==========                                ==========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                  $   54,636          389      2.85%        $   58,577           419      2.86%
 Savings accounts                                  161,897        1,111      2.74%           141,185           882      2.50%
 NOW accounts                                      119,869          225      0.75%           110,749           212      0.77%
 Certificate accounts                              419,349        6,048      5.77%           346,860         4,768      5.50%
                                                ----------      -------                    ---------       -------
   Total                                           755,751        7,773      4.11%           657,371         6,281      3.82%
 Borrowed Funds (4)                                382,259        5,932      6.21%           364,089         5,214      5.73%
                                                ----------      -------                    ---------       -------
   Total interest-bearing liabilities            1,138,010       13,705      4.82%         1,021,460        11,495      4.50%
                                                                -------      ----                          -------      ----
 Non-interest-bearing liabilities                   70,162                                    64,153
                                                ----------                                 ---------
   Total liabilities                             1,208,172                                 1,085,613
                                                ----------                                 ---------
 Stockholders' equity                               90,193                                    84,893
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                        $1,298,365                                $1,170,506
                                                ==========                                ==========
 Net interest rate spread (5)                                   $ 8,977      2.73%                         $ 8,337      2.56%
                                                                =======      ====                          =======      ====
 Net interest margin (6)                                                     2.99%                                      2.97%
                                                                             ====                                       ====
Ratio of interest-earning assets to
 interest-bearing liabilities                       105.66%                                   110.03%
                                                ==========                                ==========


(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 6.20% and 5.70% for the three months ended June 30, 2000 and June 30, 1999, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                        Average Balances and Yields/Costs
                                  (Unaudited)



For the six months ended June 30:                              2000                                     1999
                                               ------------------------------------       -------------------------------------
                                                                            Average                                     Average
                                                 Average                    Yield/         Average                      Yield/
                                                 Balance       Interest      Cost          Balance         Interest      Cost
                                               -----------     ----------   -------       ----------       --------     ------
                                                                             (Dollars in thousands)
Assets:
Interest-earning
assets:
 Investment securities (1)                     $    92,103     $  3,032      6.58%        $   89,135       $ 2,571       5.77%
 Loan, net and mortgage loans held for sale (2)  1,032,899       39,427      7.63%           988,033        35,609       7.21%
 Mortgage-backed securities (3)                     61,209        1,969      6.43%            37,675         1,183       6.28%
                                               -----------     --------                   ----------       -------
   Total interest-earning assets                 1,186,211       44,428      7.49%         1,114,843        39,363       7.06%
                                                               --------      ----         ----------       -------       ----
 Non-interest-earning assets                        92,258                                    45,932
                                               -----------                                ----------
   Total assets                                $ 1,278,469                                $1,160,775
                                               ===========                                ==========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $    55,421          787      2.84%        $   59,205           845       2.85%
 Savings accounts                                  155,948        2,091      2.68%           136,779         1,661       2.43%
 NOW accounts                                      116,388          441      0.76%           109,659           473       0.86%
 Certificate accounts                              409,301       11,634      5.68%           344,129         9,577       5.57%
                                               -----------     --------                   ----------       -------
   Total                                          737,058        14,953      4.06%           649,772        12,556       3.86%
 Borrowed Funds (4)                               384,663        11,648      6.06%           360,827        10,302       5.71%
                                               -----------     --------                   ----------       -------
   Total interest-bearing liabilities            1,121,721       26,601      4.74%         1,010,599        22,858       4.52%
                                                               --------      ----                          -------       ----
 Non-interest-bearing liabilities                   67,799                                    65,444
                                                ----------                                ----------
   Total liabilities                             1,189,520                                 1,076,043
                                                ----------                                ----------
 Stockholders' equity                               88,949                                    84,732
                                                ----------                                ----------
   Total liabilities and
    stockholders' equity                       $ 1,278,469                                $1,160,775
                                               ===========                                ==========
 Net interest rate spread (5)                                  $ 17,827      2.75%                         $16,505       2.54%
                                                               ========      ====                          =======       ====
 Net interest margin (6)                                                     3.01%                                       2.96%
                                                                             ====                                        ====
Ratio of interest-earning assets to
 interest-bearing liabilities                       105.75%                                   110.32%
                                               ===========                                ==========


(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 6.05% and 5.67% for the six months ended June 30, 2000 and June 30, 1999, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS GENERAL


     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Generally, verbs in the future tense and the words, "believe", "expect", "anticipate", "intends", "opinion", "potential", and similar expressions identify\forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the allowance for losses discussion, Year 2000 issues, subsequent events and any quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered community savings bank, and Broadway National Bank, a nationally chartered commercial bank. Each is considered a business segment and accordingly, the Company has complied with the segment reporting requirement in Note 4 of this document and in discussion herein as appropriate. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency ("OCC"). On August 4, 1999, the Company entered into a Purchase and Sale Agreement by and among the Company, Diversified Ventures, Inc., d/b/a Forward Financial Company ("Forward Financial"), Ellsmere Insurance Agency, Inc., ("Ellsmere") and Gene J. DeFeudis, pursuant to which BFS purchased all of the outstanding capital stock of Forward Financial and BNB purchased all of the outstanding capital stock of Ellsmere in a cash transaction for approximately $38.3 million. The transaction was consummated at the close of business on December 6, 1999 and was recorded by the use of the purchase method of accounting. During March 2000, an additional $975,000 was paid by BFS to Mr. DeFeudis in order to satisfy the remaining payments due Mr. DeFeudis in connection with the acquisition, which payment was based on certain performance agreed to by the parties. Substantially all of the Company's business is coordinated through its subsidiary banks and references herein to "Company" include the banks as appropriate. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgages, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Through Forward Financial, the Company also originates consumer loans primarily with customers purchasing or refinancing manufactured homes, recreational vehicles, marine and leased equipment and subsequently sells substantially all of such loans, servicing released. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investments and mortgage-backed securities, fees, gains on sale of loans and loan servicing income. The Company's primary sources of funds are retail deposits, wholesale brokered deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, other borrowings and proceeds from the sale of loans.



B.   FINANCIAL CONDITION

     Total assets at June 30, 2000 were $1.314 billion, compared to $1.254 billion at December 31, 1999, an increase of $60 million or 4.8%. Asset growth was primarily attributable to a $47.3 million increase in mortgage-backed securities held to maturity, partially offset by a $18.3 million decrease in loans, net of allowance for loan losses. Mortgage-backed securities held to maturity increased from $13.9 million at December 31, 1999 to $61.3 million at June 30, 2000 due to the securitization of $51.0 million of loans into Federal Home Loan Mortgage Corporation ("FHLMC") securities during the first quarter of 2000. The securitization of loans into mortgage-backed securities caused loans, net, to decline despite new loan portfolio volume. Other components of asset growth included cash and cash equivalents, up $6.0 million to a balance of $40.7 million at June 30,2000, compared to $34.7 million at December 31, 1999, investment securities available for sale, up $12.8 million to a balance of $66.0 million at June 30, 2000, compared to $53.2 million at December 31, 1999 and mortgage loans held for sale, up $7.7 million to a balance of $23.9 million at June 30, 2000, compared to $16.2 million at December 31, 1999. Deposit accounts increased by $69.1 million, or 9.0%, from a balance of $770.0 million at December 31, 1999 to a balance of $839.1 million at June 30, 2000. The Company believes some of the deposit growth was the result of run-off from other financial institutions caused by the disruptive effects of consolidation in the Company's market area. The increase also includes the Company's acquisition of a net of $16.5 million of wholesale brokered certificates of deposit and $8.0 million of deposits from its new Woburn Office. Federal Home Loan Bank advances and other borrowings decreased by $11.0 million, to a balance of $376.6 million at June 30, 2000 from a balance of $387.6 million at December 31, 1999.

C.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained in excess of the required minimum levels of liquid assets\at BFS as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 4%. At June 30, 2000 and December 31, 1999, BFS's liquidity ratio was 13.7% and 6.9%, respectively. Management has maintained liquidity fairly close to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The OCC does not have specific guidance for liquidity ratios for BNB, but does require banks to maintain reasonable and prudent liquidity levels. Management believes such levels have been maintained since the acquisition date.

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2000, BFS's cash and loans, investments, and mortgage-backed securities available for sale totaled $100.8 million or 8.7% of BFS's total assets. While not all of these liquid assets qualify for BFS's regulatory liquidity requirements, other assets in the held to maturity category qualify for regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2000, the Company had $376.6 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances, wholesale brokered deposits and repurchase agreements to supplement cash flow needs.

     At June 30, 2000, the Company had commitments to originate loans and unused outstanding lines of credit totaling $211.4 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 2000, totaled $271.1 million.

     At June 30, 2000, the consolidated stockholders' equity to total assets ratio was 6.8%. As of June 30, 2000, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated tier 1 capital, total capital and tier 1 leverage ratios were 9.0%, 10.2% and 5.4%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 5.5%, 10.2%, 9.1% and 5.5%, respectively. BNB's total risk-based, tier 1 risk-based and tier 1 leverage capital ratios were 12.9%, 12.1%, and 6.3%, respectively.

D.  COMPARISON OF THREE- AND SIX-MONTHS ENDED JUNE 30, 2000 AND 1999 GENERAL

     Earnings for the quarter ended June 30, 2000 were $2.5 million, or $.52 basic and diluted earnings per share, compared to earnings of $2.0 million, or $.42 basic and $.40 diluted earnings per share for the second quarter of 1999. The three and six months ended June 30, 2000 includes the results of Diversified Ventures, Inc., d/b/a Forward Financial Company and the results of Ellsmere Insurance Agency, Inc. (collectively "Forward Financial") whereas the three and six months ended June 30, 1999 do not. The current quarter's earnings amount to an 30% improvement in diluted earnings per share compared to last year's second quarter. Earnings for the six-months ended June 30, 2000 amounted to $4.8 million, or $1.00 basic and $.99 diluted earnings per share, compared to $4.0 million, or $.83 basic and $.80 diluted earnings per share for the comparable 1999 period. The Company's annualized return on average assets was .75% and the annualized return on average stockholders' equity was 10.72% during the six-months ended June 30, 2000, compared to .69% and 9.51%, respectively, for the six-months ended June 30, 1999 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended June 30, 2000 increased by $2.9 million, or 14.6%, to $22.7 million, compared to the quarter ended June 30, 1999. The increase in interest income was due to the combined effects of an increase of $78.5 million in average interest-earning assets and an increase of 49 basis points in the average yield. The average yield on interest-earning assets increased to 7.55% for the three months ended June 30, 2000 from 7.06% for the three months ended June 30, 1999. For the first half of 2000, total interest income was $44.4 million, compared to $39.4 million for the comparable period in 1999. The reason for the increase was also due to the combined effects of increased average balances of interest-earning assets, which were $1.186 billion during the six-months ended June 30, 2000, compared to $1.115 billion during the comparable period in 1999 and an increase of 43 basis points in the average yield for the six months ended June 30, 2000, compared to the six months ended June 30, 1999.

     Interest income on loans, net, for the quarter ended June 30, 2000 increased by $1.8 million, or 10.0%, to $19.8 million compared to $18.0 million for the same quarter in 1999. On a year to date basis, interest income on loans, net, increased $3.8 million to $39.4 million from the $35.6 million earned during the first half of 1999. The increase in interest income from loans, net, for the three- and six-months ended June 30, 2000, compared to the same periods last year, was primarily attributable to increases in average yields of 51 basis points and 42 basis points, respectively. The average yield on loans, net for the quarter ended June 30, 2000 was 7.70%, compared to an average yield of 7.19% for the three months ended June 30, 1999. The average yield on loans, net for the six months ended June 30,2000 was 7.63%, compared to 7.21% for the prior year period. Interest income on loans, net was also positively impacted in the current year periods by increases in interest earnings balances of $28.1 million and $34.9 million for the three and six month periods ended June 30, 2000, compared to the same periods last year.

     Interest on mortgage-backed securities for the quarter ended June 30, 2000 increased by $704,000 to $1.3 million, compared to $567,000 for the same quarter in 1999. This increase in income was due primarily to the $44.7 million higher average balance during the quarter ended June 30, 2000, compared to the quarter ended June 30, 1999. The increase was partially offset by a 15 basis point decline in the average yield which declined to an average of 6.42% during the June 30, 2000 quarter, compared to the same quarter last year. On a year to date basis, interest on mortgage-backed securities was $2.0 million, compared to last year's comparable period total of $1.2 million. The average balance of mortgage-backed securities increased by $23.5 million to an average balance of $61.2 million for the six-months ended June 30, 2000 compared to the prior year period average balance of $37.7 million due to the securitizing of loans into mortgage-backed securities. Average yields improved by 15 basis points during the current year-to-date period.

     Income from investment securities was $1.6 million for the quarter ended June 30, 2000 compared to $1.3 million for the prior year quarter. On a year to date basis, income from investment securities was $3.0 million and $2.6 million, respectively, for the six-months ended June 30, 2000 and 1999. The average yield on investment securities increased by 103 basis points and 81 basis points, respectively, in the current three- and six-month periods, compared to last year's periods due to overall increases in market interest rates. The average balance increased by $5.7 million to an average of $96.9 million during the quarter ended June 30, 2000, compared to an average balance of $91.2 million for the quarter ended June 30, 1999. On a year to date basis, the average balance of investment securities increased by $3.0 million to an average balance of $92.1 million during the six-months ended June 30, 2000, compared to an average balance of $89.1 million for the comparable prior year period.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended June 30, 2000 increased by $2.2 million or 19.1%, to $13.7 million compared to the quarter ended June 30, 1999. The increase in interest expense for the quarter ended June 30, 2000 was due primarily to an increase of $116.6 million in the average balance of interest-bearing liabilities, which averaged $1.138 billion during the current quarter, compared to an average balance of $1.021 billion during the quarter ended June 30, 1999. An increase of 32 basis points in the average cost of interest-bearing liabilities during the current quarter also contributed to the increase in interest expense. The average cost of interest-bearing liabilities increased to 4.82% during the quarter ended June 30, 2000, compared to 4.50% for last year's comparable quarter. The increase was due to generally higher market interest rates. On a year to date basis, interest expense on interest-bearing liabilities totaled $26.6 million, compared to last year's to date total of $22.9 million, an increase of $3.7 million or 16.2%. The increase is attributable to the higher average balance of interest-bearing liabilities, which averaged $1.122 billion during the six-months ended June 30, 2000, compared to an average balance of $1,011 million during the six-months ended June 30, 1999. Also contributing to the higher interest expense on interest-bearing liabilities for the six months ended June 30, 2000 was a 22 basis point increase in the average cost of interest-bearing liabilities. For the six months ended June 30, 2000 and 1999, the average cost of interest-bearing liabilities was 4.74% and 4.52%, respectively.

     Interest expense on deposit accounts was $7.8 million for the quarter ended June 30, 2000, an increase of $1.5 million from the $6.3 million for the quarter ended June 30, 1999. The increase in the expense was primarily due to higher average deposit account balances of $755.8 million for the three months ended June 30, 2000, compared to average deposit account balances of $657.4 million, an increase of $98.4 million. A major reason for the higher average deposit account balances is due to the Company's acquisition of brokered wholesale certificates of deposit which totaled $152.9 million as of June 30, 2000, compared to a balance of $92.7 million at June 30, 1999. Average deposit account balances have also increased due to the benefits of deposit run-off from other financial institutions caused by the disruptive effects of consolidation. The average cost of funds increased to 4.11% in the current quarter, compared to 3.82% for last year's comparable quarter. The cost of funds increased due to higher rates paid on all types of deposit accounts due to rising market interest rates. For the six-months ended June 30, 2000, interest expense on deposit accounts was $15.0 million, compared to $12.6 million for the prior year period, an increase of $2.4 million. The increase was due to the effects of higher average deposit account balances, which averaged $737.1 million during the six-months ended June 30, 2000, compared to $649.8 million in the prior year period. Additionally, an increase of 20 basis points in the total cost of deposit accounts during the current period contributed to the increase in the interest expense on deposit accounts. The average cost of funds for the six months ended June 30, 2000 and 1999 was 4.06% and 3.86%, respectively.

     Interest expense on borrowed funds increased from $5.2 million for the quarter ended June 30, 1999 to $5.9 million for the current quarter. The average cost of borrowed funds increased from 5.73% during the quarter ended June 30, 1999 to an average of 6.21% during the current quarter. The average balance increased from $364.1 million during the second quarter of 1999 to an average balance of $382.3 million during the second quarter of 2000. For the six-months ended June 30, 2000 interest expense on borrowed funds was $11.6 million, compared to $10.3 million for the six-months ended June 30, 1999. The increase in interest expense on borrowed funds was caused by the combined effects of a $23.9 million increase in the average balances and a 35 basis point increase in the average cost of borrowed funds. The average balance of borrowed funds was $384.7 million for the six months ended June 30, 2000, compared to $360.8 million for the six months ended June 30, 1999. The average cost of borrowed funds increased to 6.06% for the six months ended June 30, 2000, compared to 5.71% average cost for the six months ended June 30, 1999. This increase was attributable to rising market interest rates.


Net Interest Income

     Net interest income during the second quarters of 2000 and 1999 was $9.0 million and $8.3 million, respectively, as increased net interest rate spreads and margins combined with increases in interest-earning assets contributed to the improvement in net interest income. The net interest margin and spread, at 2.99% and 2.73%, respectively, were two and 17 basis points higher than the comparable ratios for the quarter ended June 30, 1999. On a year to date basis, net interest income was $17.8 million, compared to $16.5 million for the prior year to date. The net interest margin was 3.01% for the six months ended June 30, 2000, compared to 2.96% for the prior year comparable period. The net interest margin improved due to the gradual shift to higher yielding commercial and construction loans, equity lines and business loans. These loans also carry a higher degree of credit risk than residential mortgage loans.

Provision for Loan Losses

     The Company's provision for loan losses was $249,000 for the quarter ended June 30, 2000, compared to $430,000 for the comparable quarter last year. For the six-months ended June 30, 2000 and 1999, the provision was $500,000 and $860,000, respectively. The allowance for loan losses increased from $10.7 million at December 31, 1999 to $10.9 million at June 30, 2000 due to the year to date provision and net charge-offs. The provision decreased for the three and six months ended June 30, 2000, compared to the same periods last year, due to the Company's belief that the allowance for loan losses is at a reasonable level based on its current evaluation.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon size and type of loans and management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. In addition various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgements different from those of management. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At June 30, 2000, the Company classified $3.8 million of loans ($3.2 million at BFS and $590,000 at BNB) as sub-standard compared to $3.6 million ($3.0 million of BFS and $579,000 of BNB) at December 31, 1999. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at June 30, 2000 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at June 30, 2000 was $10.9 million, which represented 1,664% of non-performing loans or 1.04% of total loans, compared to $10.7 million at December 31, 1999, or 1,428% of non-performing loans and 1.01% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $236 million at December 31, 1999 to approximately $241 million at June 30, 2000.

     Non-performing loans at June 30, 2000 amounted to $654,000 or .06% of total loans, compared to $746,000 or .07% of total loans, at December 31, 1999.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms,

was $26,000 and $55,000 for the six-month periods ended June 30, 2000 and 1999, respectively. The amount of interest income that was recorded on these loans was $18,000 and $21,000 for the six-month periods ended June 30, 2000 and 1999, respectively.

     At June 30, 2000, loans characterized as impaired totaled $233,000. During the six-months ended June 30, 2000, the average recorded value of impaired loans was $234,000, $7,000 interest income was recognized and $8,000 of interest income would have been recognized under the loans' original terms.

     At June 30, 2000 and at December 31, 1999, the Company had $232,000 and $376,000 in real estate owned, respectively. Further, at June 30, 2000, the Company also had restructured real estate loans amounting to $233,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the second quarter of 2000 increased by $2.5 million, or 147.1%, to $4.2 million from $1.7 million for the three months ended June 30, 1999. The largest component of non-interest income was gain on sale of loans, which increased to $2.9 million during the quarter ended June 30, 2000, from $932,000 for the quarter ended June 30, 1999. The gain on sale of loans was higher due to the inclusion of $2.6 million of gain on sale of loans by Forward Financial. The gains on sale of mortgage loans that BFS recorded in the quarter ended June 30, 2000 were lower than last year's comparable quarter as the volume of mortgage loans sold declined. Additionally, a higher percentage of mortgage loans sold have been adjustable-rate loans, which generally are sold at lower profit margins. BFS sold $49.2 million of mortgage loans during the quarter ended June 30, 2000, compared to $100.2 million during last year's comparable quarter. For the six months ended June 30, 2000 and 1999, total non-interest income amounted to $7.4 million and $3.3 million, respectively. The vast majority of the increase is attributable to the increase in gain on sale of loans which increased to $4.8 million in the current period from $1.7 million in the prior year period. The primary reason for the increase in the gain on sale of loans was due to the inclusion of $4.2 million of gains on sale of loans from Forward Financial. The three and six months ended June 30, 2000 also included $320,000 and $635,000, respectively, in income from bank owned life insurance which the Company purchased in July of 1999.


Non-Interest Expense

     Total non-interest expenses increased to $9.1 million for the quarter ended June 30, 2000 from $6.3 million for the quarter ended June 30, 1999, primarily due to the inclusion of Forward Financial's expenses in the current year's quarter. Compensation and benefits expense increased from $3.7 million for the second quarter of 1999, to $5.1 million for the current quarter due to Forward Financial's compensation and benefits expenses and normal salary increases. For these same reasons, compensation and benefits increased to $10.2 million for the six months ended June 30, 2000, from $7.3 million for last year's comparable period. Occupancy and equipment expenses increased from $804,000 for the quarter ended June 30, 1999 to $1.1 million for the current quarter, primarily due also to the inclusion of Forward Financial's expenses. Real estate operations provided income of $274,000 in the six months ended June 30, 2000, compared to income of $46,000 in the first six months of 1999. The current period's income is larger due to income recognized in the dissolution of a real estate subsidiary of BFS. Other non-interest expenses were $1.9 million for the quarter ended June 30, 2000, compared to $1.1 million for the quarter ended June 30, 1999. The increase was primarily due to the inclusion of Forward Financial's non-interest expenses during the current quarter.

Income Tax Expense

     Income tax expense for the quarters ended June 30, 2000 and 1999 was $1.3 million. The effective income tax rate was 34.7% during the current quarter, compared to 39.3% for the quarter ended June 30, 1999. The effective tax rate was lower during the current quarter due to the effects of income from bank owned life insurance and lower non-deductible Employee Stock Ownership Plan ("ESOP") expense. Income tax expense was $2.6 million for each of the six-month periods ended June 30, 2000 and 1999. The effective tax rates were 35.1% and 38.8%, respectively.

Item 3. MARKET RISK AND MANAGEMENT OF INTEREST RATE RISK

     The principal market risk affecting the Company is interest rate risk. The objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established a management Asset/Liability Committee that is responsible for reviewing the Company's asset/liability policies and interest rate risk position. The Committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

     At June 30, 2000, the Company's one year gap was a negative 2.04% of total assets, compared to a positive 8.5% of total assets at December 31, 1999.

     The Company's interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value ("NPV") over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

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

       Not applicable

Item 3.  Defaults Upon Senior Securities

       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(A) The Annual Meeting of Stockholders of the Corporation was held on April 26, 2000.

(B) Directors elected at Annual Meeting:

(1) Election of Directors to a three-year term

Nominee                 Total Votes For                 Total Votes Withheld

Edward P. Callahan         3,872,982                           212,970
Richard J. Dennis, Sr.     3,871,667                           214,284
Patricia M. Flynn          3,870,105                           215,846
Charles R. Kent            3,872,923                           213,028

(2) Continuing Directors            Year Term Expires

David P. Conley                         2002
Gene J. DeFeudis                        2002
Richard J. Fahey                        2001
David F. Holland                        2001
W. Robert Mill                          2002
Irwin W. Sizer                          2001

(C) Other Matters submitted to a vote of the Stockholders of the Corporation:

Selection of Independent Auditors

Votes For         Votes Against
4,072,429             11,157

Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Restated Certificate of Incorporation*
          3.2  Amended and Restated Bylaws as of February 23, 2000*
          27   Financial Data Schedule

     * Incorporated herein by reference into this document from Exhibits 3.1,
4.0 and 10.5 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  August 14, 2000                      By:     /s/ David F. Holland
                                        ----------------------------------
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  August 14, 2000                      By:     /s/ John A. Simas
                                        ----------------------------------
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Corporate Secretary