Form 10-Q
period 2000-09-30
BOSTONFED BANCORP INC
filed 2000-11-14
CIK 948515

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:               September 30, 2000
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

                     Yes  [X]                No   [ ]

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2000: 4,718,681.

                             BOSTONFED BANCORP INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            September 30, 2000 (unaudited) and December 31, 1999              2

            Consolidated Statements of Operations for the Three
            and Nine Months ended September 30, 2000 and 1999 (unaudited)     3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Nine Months ended
            September 30, 2000 (unaudited)                                    4

            Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 2000 and 1999 (unaudited)     5 - 6

            Notes to Consolidated Financial Statements                    7 - 8

 Item 2     Average Balances and Yield / Costs                           9 - 10

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11 - 16


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                      17


PART II - OTHER INFORMATION

 Item 1.    Legal Proceedings                                                18

 Item 2.    Changes in Securities and Use of Proceeds                        18

 Item 3.    Defaults Upon Senior Securities                                  18

 Item 4.    Submission of Matters to a Vote of Security Holders              18

 Item 5.    Other Information                                                18

 Item 6.    Exhibits and Reports on Form 8-K                                 18

 Signature Page                                                              19

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                            September 30,      December 31,
                                                                2000               1999
                                                            ------------       ------------
ASSETS                                                      (Unaudited)
Cash and cash equivalents                                   $    50,173        $    34,696
Investment securities available for sale
  (amortized cost of $64,382 and $55,051 at
  Sept. 30, 2000 and December 31, 1999
  respectively)                                                  63,459             53,203
Investment securities held to maturity (fair
  value of $2,297 and $2,275 at Sept. 30,
  2000 and December 31, 1999)                                     2,304              2,304
Mortgage-backed securities available for sale
  (amortized cost of $16,049 and $15,881 at
  Sept. 30, 2000 and December 31, 1999)                          15,740             15,540
Mortgage-backed securities held to maturity (fair
  value of $56,790 and $14,030 at Sept. 30,
  2000 and December 31, 1999)                                    58,003             13,941
Mortgage loans held for sale                                     17,831             16,174
Loans, net of allowance for loan losses of $11,096
  and $10,654 at Sept. 30, 2000 and December 31, 1999         1,021,938          1,032,594
Accrued interest receivable                                       7,669              6,267
Stock in FHLB of Boston and Federal Reserve Bank                 20,649             20,311
Premises and equipment                                           10,298              8,212
Real estate owned                                                   263                376
Goodwill                                                         19,549             19,519
Other assets                                                     32,710             30,516
                                                            -----------        -----------
            Total assets                                    $ 1,320,586        $ 1,253,653
                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposit accounts                                           $   861,263        $   770,049
 Federal Home Loan Bank advances and other
  Borrowed Money                                                326,031            387,555
 Advance payments by borrowers for taxes
  and insurance                                                   3,252              3,298
 Other liabilities                                                9,405              7,047
                                                            -----------        -----------
            Total liabilities                                 1,199,951          1,167,949
                                                            -----------        -----------
Corporation-obligated mandatorily redeemable
 capital securities                                              32,000                  0

Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                                            --                 --
 Common stock, $0.01 par value, 17,000,000 shares
  authorized; 6,589,617 shares issued (4,750,881 and
  4,973,081 shares outstanding at Sept. 30, 2000
  and December 31, 1999, respectively)                               66                 66
 Additional paid-in capital                                      67,450             67,198
 Retained earnings                                               56,010             50,481
 Accumulated other comprehensive income (loss)                     (760)            (1,485)
  Less treasury stock, (1,831,236 shares and
   1,616,536 shares at Sept. 30, 2000
   and December 31, 1999, respectively), at cost                (32,295)           (28,532)
  Less unallocated ESOP shares                                   (1,663)            (1,663)
  Less unearned Stock-Based Incentive Plan                         (173)              (361)
                                                            -----------        -----------
            Total stockholders' equity                           88,635             85,704
                                                            -----------        -----------
Total liabilities and stockholders' equity                  $ 1,320,586        $ 1,253,653
                                                            ===========        ===========

     See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                 (Dollars In Thousands, except per share amount)

                                    Three Months Ended            Nine Months Ended
                                 -------------------------    --------------------------
                                   9/30/00       9/30/99        9/30/00        9/30/99
                                 -------------------------    --------------------------
                                        (Unaudited)                   (Unaudited)
Interest income:
 Loans                           $    20,335   $    18,543    $    59,762    $    54,152
 Mortgage-backed securities            1,239           499          3,208          1,682
 Investment securities                 1,737         1,393          4,769          3,964
                                 -----------   -----------    -----------    -----------
   Total interest income              23,311        20,435         67,739         59,798
                                 -----------   -----------    -----------    -----------
Interest expense:
 Deposit accounts                      8,350         6,490         23,303         19,046
 Borrowed funds                        5,687         5,474         17,335         15,776
                                 -----------   -----------    -----------    -----------
   Total interest expense             14,037        11,964         40,638         34,822
                                 -----------   -----------    -----------    -----------
Net interest income                    9,274         8,471         27,101         24,976
Provision for loan losses                250           390            750          1,250
                                 -----------   -----------    -----------    -----------
Net interest
   income after provision              9,024         8,081         26,351         23,726
Non-interest income:
 Loan processing and servicing
   fees                                  148           158            488            437
 Gain on sale of loans                 2,804           541          7,581          2,237
 Deposit service fees                    499           445          1,432          1,293
 Income from bank owned life
   insurance                             317           243            952            243
 Other                                   375           305          1,061            759
                                 -----------   -----------    -----------    -----------
Total non-interest income              4,143         1,692         11,514          4,969
                                 -----------   -----------    -----------    -----------
Non-interest expense:
 Compensation and benefits             5,163         3,759         15,411         11,060
 Occupancy and equipment               1,090           831          3,160          2,432
 Federal deposit insurance
  premiums                                41            94            121            277
 Data processing                         394           440          1,115          1,141
 Advertising expense                     233           123            770            484
 Real estate operations                   10           (21)          (264)           (67)
 Amortization of goodwill                355            53          1,052            159
 Capital securities                      257            --            257             --
 Other                                 1,559           978          4,835          3,109
                                 -----------   -----------    -----------    -----------
  Total non-interest expense           9,102         6,257         26,457         18,595
                                 -----------   -----------    -----------    -----------
Income before income taxes             4,065         3,516         11,408         10,100
Income tax expense                     1,443         1,254          4,017          3,807
                                 -----------   -----------    -----------    -----------
Net income                       $     2,622   $     2,262    $     7,391    $     6,293
                                 ===========   ===========    ===========    ===========

Basic earnings per share         $      0.56   $      0.47    $      1.56    $      1.30
Diluted earnings
  per share                      $      0.54   $      0.45    $      1.53    $      1.25
Basic weighted average shares
  outstanding                      4,725,990     4,820,252      4,745,855      4,827,927
Common stock equivalents
  due to dilutive effect
  of stock options                   157,068       166,023         82,251        180,357
Diluted total weighted average
  shares outstanding               4,883,058     4,986,275      4,828,106      5,008,284

     See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                      Nine Months Ended September 30, 2000
                                 (In Thousands)
                                   (Unaudited)

                                                                                   Accumulated               Unearned
                                                                                      other                    Stock-
                                                Additional                        Comprehensive Unallocated    Based      Total
                                       Common     paid-in   Retained   Treasury       income       ESOP      Incentive stockholders'
                                       stock      capital   earnings    Stock         (loss)      shares       Plan       equity
                                       ------   ---------   --------   ---------  ------------- -----------  --------- -------------
Balance at December 31, 1999           $   66      67,198     50,481    (28,532)       (1,485)     (1,663)       (361)   85,704

Net income                                 --          --      2,282        --             --          --          --     2,282

Change in net unrealized gain/(loss)
  on investments available for sale
  (net of tax of $396)                     --          --         --        --            501          --          --       501
                                                                                                                        -------
Total comprehensive income                 --          --         --        --             --          --          --     2,783

Cash dividends declared and
  paid ($0.12 per share)                   --          --       (587)       --             --          --          --      (587)

Common Stock repurchased
  (69 shares at an average
   price of $15.63 per share)              --          --         --    (1,073)            --          --          --    (1,073)

Stock option exercised
  (3 shares at an average price
  $14.66 per share, net of tax
  benefit)                                 --         (13)        --        52             --          --          --        39

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                           --          --         --        --             --          --          69        69

Appreciation in fair value of
  shares charged to expense for
  compensation plans                       --          75         --        --             --          --          --        75
                                       ------     -------    -------    -------       -------     -------     -------   -------

Balance at March 31, 2000              $   66      67,260     52,176    (29,553)         (984)     (1,663)       (292)   87,010
                                       ------     -------    -------    -------       -------     -------     -------   -------


Net income                                 --          --      2,487        --             --          --          --     2,487

Change in net unrealized gain/(loss)
  on investments available for sale
  (net of tax benefit of $231)             --          --         --        --           (181)         --          --      (181)
                                                                                                                        -------
Total comprehensive income                 --          --         --        --             --          --          --     2,306

Cash dividends declared and
  paid ($0.13 per share)                   --          --       (638)       --             --          --          --      (638)

Common Stock repurchased
  (5 shares at an average
  price of $11.42 per share)               --          --         --       (52)            --          --          --       (52)

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                           --          --         --        --             --          --          62        62

Appreciation in fair value of
  shares charged to expense for
  compensation plans                       --          61         --        --             --          --          --        61
                                       ------     -------    -------    -------       -------     -------     -------   -------

Balance at June 30, 2000               $   66      67,321     54,025    (29,605)       (1,165)     (1,663)       (230)   88,749
                                       ------     -------    -------    -------       -------     -------     -------   -------


Net income                                 --          --      2,622        --             --          --          --     2,622

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax of $65)                       --          --         --        --            405          --          --       405
                                                                                                                        -------
Total comprehensive income                 --          --         --        --             --          --          --     3,027

Cash dividends declared and
  paid ($0.13 per share)                   --          --       (637)       --             --          --          --      (637)

Common Stock repurchased
  (152 shares at an average
  price of $17.70 per share)               --          --         --    (2,690)            --          --          --    (2,690)

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                           --          --         --        --             --          --          57        57

Appreciation in fair value of
  shares charged to expense for
  compensation plans                       --         129         --        --             --          --          --       129
                                       ------     -------    -------    -------       -------     -------     -------   -------

Balance at Sept. 30, 2000              $   66      67,450     56,010    (32,295)         (760)     (1,663)       (173)   88,635
                                       ------     -------    -------    -------       -------     -------     -------   -------

     See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                       For the Nine Months Ended
                                                             September 30,
                                                         2000             1999
                                                       ---------        ---------
                                                              (Unaudited)
Net cash flows from operating activities:
    Net income                                         $   7,391        $   6,293
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                      2,013              966
      Earned SIP shares                                      188              280
      Appreciation in fair value of shares
       charged to expense for compensation plans             265              443
      Income from bank owned life insurance                 (952)              --
      Provision for loan losses                              750            1,250
      Provision for valuation allowance for
       real estate owned                                       6               --
      Loans originated for sale                         (145,981)        (270,698)
      Proceeds from sale of loans                        151,905          273,529
      Gain on sale of loans                               (7,581)          (2,237)
      Gain on sale of real estate
       acquired through foreclosure                           (4)              --
      Increase in accrued interest receivable             (1,402)            (694)
      Increase in prepaid expenses
       and other assets, net                              (1,331)          (1,811)
      Increase in accrued expenses and
       other liabilities, net                              2,127            1,609
                                                       ---------        ---------
          Net cash provided by
           operating activities                            7,394            8,930
                                                       ---------        ---------

Cash flows from investing activities:
  Net cash paid for Forward Financial                       (994)              --
  Proceed from sale of investment
   securities available for sale                              41               --
  Proceeds from maturities of investment
   securities held to maturity                                --            5,000
  Proceeds from maturities of investment
   securities available for sale                           5,000           13,000
  Purchase of investment securities
   available for sale                                    (14,769)         (26,063)
  Purchase of bank owned life insurance                       --          (20,000)
  Purchase of mortgage-backed securities
   available for sale                                     (1,986)          (2,001)
  Purchase of FHLB and Federal Reserve Stock                (338)          (2,509)
  Principal payments on mortgage-backed
   securities available for sale                           1,790            5,167
  Principal payments on mortgage-
   backed securities held to maturity                      6,904            8,378
  Principal payments on investment
   securities available for sale                             451              506
  Increase in loans, net                                 (41,069)         (55,329)
  Purchases of premises and equipment                     (3,064)            (858)
  Proceeds from sale of real estate owned                    175               47
  Additional investment in real
   estate owned                                              (64)              --
                                                       ---------        ---------
       Net cash used in
         investing activities                            (47,923)         (74,662)
                                                       ---------        ---------

                          -Continued on next page-

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                       For the Nine Months Ended
                                                             September 30,
                                                         2000             1999
                                                       ---------        ---------
                                                              (Unaudited)
Cash flows from financing activities:
    Increase in deposit accounts                          91,214           28,824
    Repayments of Federal Home Loan
     Bank advances                                      (351,263)        (115,291)
    Proceeds from Federal Home Loan
     Bank advances                                       292,794          168,291
    Proceeds from other borrowings                         1,945               --
    Repayments of other borrowings                        (5,000)              --
    Proceeds from Corporation-
     obligated mandatorily redeemable
     capital securities                                   32,000               --
    Cash dividends paid                                   (1,862)          (1,723)
    Common stock repurchased                              (3,815)          (1,693)
    Options exercised                                         39               --
    Increase(decrease)in advance payments
     by borrowers for taxes and insurance                    (46)             238
                                                       ---------        ---------

         Net cash provided by
          financing activities                            56,006           78,646
                                                       ---------        ---------

         Net increase
          in cash and cash equivalents                    15,477           12,914


Cash and cash equivalents at beginning of year            34,696           37,201
                                                       ---------        ---------

Cash and cash equivalents at end of quarter            $  50,173        $  50,115
                                                       =========        =========

Supplemental disclosure of cash flow
 information:
     Payments during the period for:

       Interest                                        $  41,638        $  33,509
                                                       =========        =========

       Taxes                                           $     477        $   4,054
                                                       =========        =========
Supplemental schedule of non-cash
 investing activities:
     Transfer of mortgage
      loans to real estate owned:                      $      --        $     233
                                                       =========        =========

     See accompanying condensed notes to consolidated financial statements.

                     BOSTONFED BANCORP INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of September 30, 2000 and December 31, 1999 and for the three- and nine-month periods ended September 30, 2000 and 1999 of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS"), Broadway National Bank ("BNB") and BF Funding Corporation, presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", which delays the effective date of SFAS No. 133 to fiscal quarters beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". This statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133. This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities, and is effective for fiscal quarters beginning after June 15, 2000. The adoption of these statements is not expected to have a material impact on the Company.

NOTE 2:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At September 30, 2000, the Company had commitments of $103.3 million to originate mortgage loans and $10.6 million to purchase loans from correspondent lenders. Of these $113.9 million commitments, $95.5 million were adjustable rate mortgage loans with interest rates ranging from 6.13% to 11.25% and $18.4 million were fixed rate mortgage loans with interest rates ranging from 6.88% to 10.50%. The Company also had commitments to sell $24.9 million of mortgage loans.

     At September 30, 2000, the Company was servicing first mortgage loans of approximately $879.8 million, which are either partially or wholly-owned by others.

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

                                                      (Dollars In Thousands)
                                                               TOTAL
                                                             REPORTABLE                                      CONSOLIDATED
                                   BFS           BNB          SEGMENTS        OTHER      ELIMINATIONS           TOTALS
                                ----------    ---------     ------------     -------    --------------       ------------
At or for the three-months
ended September 30, 2000:
     Interest income            $   20,988        2,320         23,308           385           (382)              23,311
     Interest expense               13,472          645         14,117           302           (382)              14,037
     Provision for loan losses         200           50            250                                               250
     Non-interest income             3,883          310          4,193                          (50)               4,143
     Non-interest expense            7,687        1,101          8,788           364            (50)               9,102
     Income tax expense              1,248          289          1,537           (94)                              1,443
     Net income                      2,290          520          2,810          (188)                              2,622
     Total assets                1,167,254      149,916      1,317,170       157,951       (154,535)           1,320,586
Net interest margin                   2.78%        5.23%          n.m.          n.m.           n.m.                 3.06%
Return on average assets               .79%        1.41%          n.m.          n.m.           n.m.                  .80%
Return on average equity             11.01%       17.01%          n.m.          n.m.           n.m.                11.46%

At or for the three-months
ended September 30, 1999:
     Interest income            $   18,111        2,202         20,313           215            (93)              20,435
     Interest expense               11,502          555         12,057                          (93)              11,964
     Provision for loan losses         360           30            390                                               390
     Non-interest income             1,420          262          1,682            10                               1,692
     Non-interest expense            4,992        1,161          6,153           104                               6,257
     Income tax expense                953          251          1,204            50                               1,254
     Net income                      1,725          466          2,191            71                               2,262
     Total assets                1,074,872      139,871      1,214,743        87,290        (77,656)           1,224,377
Net interest margin                   2.62%        5.44%          n.m.          n.m.           n.m.                 2.97%
Return on average assets               .65%        1.36%          n.m.          n.m.           n.m.                  .75%
Return on average equity             11.62%       15.46%          n.m.          n.m.           n.m.                10.55%

n.m. = not meaningful


                                                      (Dollars in Thousands)
                                                               TOTAL
                                                             REPORTABLE                                      CONSOLIDATED
                                   BFS           BNB          SEGMENTS        OTHER      ELIMINATIONS           TOTALS
                                ----------    ---------     ------------     -------    --------------       ------------
At or for the nine-months
ended Sept. 30, 2000:
     Interest income            $   60,966        6,744         67,710           498           (469)              67,739
     Interest expense               38,738        1,837         40,575           532           (469)              40,638
     Provision for loan losses         580          170            750                                               750
     Non-interest income            10,762          894         11,656             5           (147)              11,514
     Non-interest expense           22,362        3,554         25,916           688           (147)              26,457
     Income tax expense              3,534          719          4,253          (236)                              4,017
     Net income                      6,540        1,333          7,873          (482)                              7,391
     Total assets                1,167,254      149,916      1,317,170       157,951       (154,535)           1,320,586
Net interest margin                   2.77%        5.24%          n.m.          n.m.           n.m.                 3.02%
Return on average assets               .76%        1.24%          n.m.          n.m.           n.m.                  .76%
Return on average equity             10.78%       14.86%          n.m.          n.m.           n.m.                10.97%

At or for the nine-months
ended September 30, 1999:
     Interest income            $   52,877        6,519         59,396           752           (350)              59,798
     Interest expense               33,553        1,619         35,172                         (350)              34,822
     Provision for loan losses       1,160           90          1,250                                             1,250
     Non-interest income             4,311          648          4,959            10                               4,969
     Non-interest expense           14,898        3,324         18,222           373                              18,595
     Income tax expense              2,854          796          3,650           157                               3,807
     Net income                      4,723        1,338          6,061           232                               6,293
     Total assets                1,074,872      139,871      1,214,743        87,290        (77,656)           1,224,377
Net interest margin                   2.60%        5.33%          n.m.          n.m.           n.m.                 2.96%
Return on average assets               .61%        1.31%          n.m.          n.m.           n.m.                  .71%
Return on average equity             11.14%       14.57%          n.m.          n.m.           n.m.                 9.86%

n.m. = not meaningful

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                       Average Balances and Yields / Costs
                                   (Unaudited)

For the quarter ended September 30:                             2000                                      1999
                                                 ------------------------------------     ------------------------------------
                                                                             Average                                  Average
                                                   Average                    Yield/       Average                     Yield/
                                                   Balance      Interest       Cost        Balance       Interest       Cost
                                                 -----------   ----------   ---------     ----------    ----------   ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                       $   101,167   $    1,737       6.87%     $   96,802    $    1,393       5.76%
 Loan, net and mortgage loans held for sale (2)    1,034,550       20,335       7.86%      1,010,217        18,543       7.34%
 Mortgage-backed securities (3)                       75,941        1,239       6.53%         31,969           499       6.24%
                                                 -----------   ----------                 ----------    ----------
   Total interest-earning assets                   1,211,658       23,311       7.70%      1,138,988        20,435       7.18%
                                                               ----------   ---------                   ----------   ---------
 Non-interest-earning assets                          99,050                                  63,145
                                                 -----------                              ----------
   Total assets                                  $ 1,310,708                              $1,202,133
                                                 ===========                              ==========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                   $    57,230          414       2.89%     $   59,625           431       2.89%
 Savings accounts                                    163,349        1,173       2.87%        149,188           954       2.56%
 NOW accounts                                        119,795          226       0.75%        111,308           207       0.74%
 Certificate accounts                                435,395        6,537       6.01%        356,169         4,898       5.50%
                                                 -----------   ----------                 ----------    ----------
   Total                                             775,769        8,350       4.31%        676,290         6,490       3.84%
 Borrowed Funds (4)                                  357,258        5,687       6.37%        374,830         5,474       5.84%
                                                 -----------   ----------                 ----------    ----------
   Total interest-bearing liabilities              1,133,027       14,037       4.96%      1,051,120        11,964       4.55%
                                                               ----------   ---------                   ----------   ---------
 Non-interest-bearing liabilities                     86,141                                  65,261
                                                 -----------                              ----------
   Total liabilities                               1,219,168                               1,116,381
                                                 -----------                              ----------
 Stockholders' equity                                 91,540                                  85,752
                                                 -----------                              ----------
   Total liabilities and
    stockholders' equity                         $ 1,310,708                              $1,202,133
                                                 ===========                              ==========
 Net interest rate spread (5)                                  $    9,274       2.74%                   $    8,471       2.63%
                                                               ==========   =========                   ==========   =========
 Net interest margin (6)                                                        3.06%                                    2.97%
                                                                            =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                        106.94%                                 108.36%
                                                 ===========                              ==========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 6.36% and 5.82% for the nine months ended September 30, 2000 and September 30, 1999, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                       Average Balances and Yields / Costs
                                  (Unaudited)

For the nine months ended September 30:                         2000                                      1999
                                                 ------------------------------------     ------------------------------------
                                                                             Average                                 Average
                                                   Average                    Yield/       Average                    Yield/
                                                   Balance      Interest       Cost        Balance       Interest      Cost
                                                 -----------   ----------   ---------     ----------    ----------   ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                       $    95,124      $ 4,769       6.68%     $   91,691       $ 3,964       5.76%
 Loan, net and mortgage loans held for sale (2)    1,033,449       59,762       7.71%        995,428        54,152       7.25%
 Mortgage-backed securities (3)                       66,120        3,208       6.47%         35,772         1,682       6.27%
                                                 -----------   ----------                 ----------    ----------
   Total interest-earning assets                   1,194,693       67,739       7.56%      1,122,891        59,798       7.10%
                                                               ----------   ---------     ----------    ----------   ---------
 Non-interest-earning assets                          94,522                                  51,669
                                                 -----------                              ----------
   Total assets                                  $ 1,289,215                              $1,174,560
                                                 ===========                              ==========

Liabilities and Stockholders' Equity:


Interest-bearing Liabilities:
 Money market deposit accounts                   $    56,024        1,201       2.86%     $   59,345         1,276       2.87%
 Savings accounts                                    158,415        3,264       2.75%        140,915         2,615       2.47%
 NOW accounts                                        117,524          667       0.76%        110,208           680       0.82%
 Certificate accounts                                417,999       18,171       5.79%        348,142        14,475       5.54%
                                                 -----------   ----------                 ----------    ----------
   Total                                             749,962       23,303       4.14%        658,610        19,046       3.85%
 Borrowed Funds (4)                                  375,528       17,335       6.15%        365,495        15,776       5.75%
                                                 -----------   ----------                 ----------    ----------
   Total interest-bearing liabilities              1,125,490       40,638       4.81%      1,024,105        34,822       4.53%
                                                               ----------   ---------                   ----------   ---------
 Non-interest-bearing liabilities                     73,912                                  65,383
                                                 -----------                              ----------
   Total liabilities                               1,199,402                               1,089,488
                                                 -----------                              ----------
 Stockholders' equity                                 89,813                                  85,072
                                                 -----------                              ----------
   Total liabilities and
    stockholders' equity                         $ 1,289,215                              $1,174,560
                                                 ===========                              ==========
 Net interest rate spread (5)                                  $   27,101       2.75%                   $   24,976       2.57%
                                                               ==========   =========                   ==========   =========
 Net interest margin (6)                                                        3.02%                                    2.96%
                                                                            =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                        106.15%                                 109.65%
                                                 ===========                              ==========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 6.15% and 5.72% for the nine months ended September 30, 2000 and September 30, 1999, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

NOTE 4: CAPITAL TRUST SECURITIES

     On July 12, 2000, the Company sponsored the creation of BFD Preferred Capital Trust I, (the "Trust I"), a New York common law trust. The Company is the owner of all of the common securities of the Trust I. On July 26, 2000, the Trust I issued $10 million of its 11.295% Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $309,000 capital contribution for the Trust I common securities, were used to acquire $10,309,000 aggregate principal amount of the Company's 11.295% Junior Subordinated notes due July 19, 2030, which constitute the sole asset of the Trust I. The Company has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust I's obligations under the Capital Securities.

     On August 18, 2000, the Company sponsored the creation of BFD Preferred Capital Trust II, (the "Trust II"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust II. On September 22, 2000, the Trust I issued $22 million of its 10.875% Capital Securities. The proceeds from this issuance, along with the Company's $681,000 capital contribution for the Trust II common securities, were used to acquire $22,681,000 aggregate principal amount of the Company's 10.875% Junior Subordinated Debentures due October 1, 2030, which constitute the sole assets of the Trust I. The Company has, through the Declaration of Trust and the Amended and Restated Declaration of Trust establishing the Trust, the Common Securities and the Capital Securities Guarantee Agreements, the Debentures and related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust II's obligations under the Capital Securities.

          MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

A.   GENERAL

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

     The Company is the holding company for two banking subsidiaries, Boston Federal Savings Bank, a federally chartered savings bank, and Broadway National Bank, a nationally chartered commercial bank. Each Is considered a business segment and accordingly, the Company has complied with the segment reporting requirement in Note 3 of this document and in discussion herein as appropriate. On February 7, 1997, the Company acquired BNB and as a result of the acquisition, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank is regulated by the Office of Thrift Supervision and Broadway National Bank is regulated by the Office of the Comptroller of the Currency ("OCC"). On August 4, 1999, the Company entered into a Purchase and Sale Agreement by and among the Company, Diversified Ventures, Inc., d/b/a Forward Financial Company ("Forward Financial"), Ellsmere Insurance Agency, Inc., ("Ellsmere") and Gene J. DeFeudis, pursuant to which BFS purchased all of the outstanding capital stock of Forward Financial and BNB purchased all of the outstanding capital stock of Ellsmere in a cash transaction for approximately $38.3 million. The transaction was consummated at the close of business on December 6, 1999 and was recorded by the use of the purchase method of accounting. During March 2000, an additional $975,000 was paid by BFS to Mr. DeFeudis in order to satisfy the remaining payments due Mr. DeFeudis in connection with the acquisition, which payment was based on certain performance agreed to by the parties. Substantially all of the Company's business is coordinated through its subsidiary banks and references herein to "Company" include the banks as appropriate. The Company's principal business has been and continues to be attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Company invests in multi-family mortgages, commercial real estate, construction and land, consumer loans, business loans, and investment securities. The Company originates loans for investment and loans for sale in the secondary market, generally retaining the servicing rights for loans sold. Through Forward Financial, the Company also originates consumer loans primarily with customers purchasing or refinancing manufactured homes, recreational vehicles, marine and leased equipment and subsequently sells substantially all of such loans, servicing released. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, interest and dividends on its investments and mortgage-backed securities, fees, gains on sale of loans and loan servicing income. The Company's primary sources of funds are retail deposits, wholesale brokered deposits, principal and interest payments on loans and mortgage-backed securities, FHLB advances, other borrowings and proceeds from the sale of loans.

B.   FINANCIAL CONDITION

     Total assets at September 30, 2000 were $1.321 billion, compared to $1.254 billion at December 31, 1999, an increase of $67.0 million or 5.3%. Asset growth was primarily attributable to a $44.1 million increase in mortgage-backed securities held to maturity, partially offset by a $10.7 million decrease in loans, net of allowance for loan losses. Mortgage-backed securities held to maturity increased from $13.9 million at December 31, 1999 to $58.0 million at September 30, 2000 due to the securitization of $51.0 million of loans into Federal Home Loan Mortgage Corporation ("FHLMC") securities during the first quarter of 2000. The securitization of loans into mortgage-backed securities caused loans, net, to decline despite new loan portfolio volume. Other components of asset growth included cash and cash equivalents, up $15.5 million to a balance of $50.2 million at September 30,2000, compared to $34.7 million at December 31, 1999, due primarily to the cash infusion from the second trust preferred offering, which closed on September 22, 2000, and investment securities available for sale, up $10.3 million to a balance of $63.5 million at September 30, 2000, compared to $53.2 million at December 31, 1999. Deposit accounts increased by $91.2 million, or 11.8%, from a balance of $770.0 million at December 31, 1999 to a balance of $861.3 million at September 30, 2000. The increase includes $17.1 million of deposits from the Company's new Woburn Office and the acquisition of a net of $13.7 million of wholesale brokered certificates of deposit. Additionally, deposit growth was believed to be enhanced by the run-off from other institutions caused by the disruptive effects of consolidation in the Company's primary market area. Federal Home Loan Bank advances and other borrowings decreased by $61.5 million, to a balance of $326.0 million at September 30, 2000 from a balance of $387.6 million at December 31, 1999. Corporation-obligated mandatorily redeemable capital securities amounted to $32.0 million at September 30, 2000 as the Company sponsored the creation of BFD Preferred Capital Trust I and BFD Preferred Capital Trust II, which raised $10 million and $22 million, respectively, through the issuance of trust preferred securities during the quarter ended September 30, 2000. See Note 4 Capital Trust Securities.

C.   LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained in excess of the required minimum levels of liquid assets at BFS as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of the BFS's deposits and short-term borrowings. BFS's current required liquidity ratio is 4%. At September 30, 2000 and December 31, 1999, BFS's liquidity ratio was 14.4% and 6.9%, respectively. Management has maintained liquidity fairly close to the minimum requirement so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The OCC does not have specific guidance for liquidity ratios for BNB, but does require banks to maintain reasonable and prudent liquidity levels. Management believes such levels have been maintained since the acquisition date.

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2000, BFS' cash and loans, investments, and mortgage-backed securities available for sale totaled $101.4 million or 8.7% of BFS's total assets. While not all of these liquid assets qualify for BFS's regulatory liquidity requirements, other assets in the held to maturity category qualify for regulatory liquidity requirements.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 2000, the Company had $326.0 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances, wholesale brokered deposits and repurchase agreements to supplement cash flow needs.

     At September 30, 2000, the Company had commitments to originate loans and unused outstanding lines of credit totaling $207.0 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 2000, totaled $272.7 million.

     At September 30, 2000, the consolidated stockholders' equity to total assets ratio was 6.7%. As of September 30, 2000, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated tier 1 capital, total capital and tier 1 leverage ratios were 12.7%, 14.3% and 7.7%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 5.7%, 10.6%, 9.4% and 5.7%, respectively. BNB's total risk-based, tier 1 risk-based and tier 1 leverage capital ratios were 13.5%, 12.7%, and 6.6%, respectively.

D.   COMPARISON OF THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

GENERAL

     Earnings for the quarter ended September 30, 2000 were $2.6 million, or $.56 basic and $.54 diluted earnings per share, compared to earnings of $2.3 million, or $.47 basic and $.45 diluted earnings per share for the third quarter of 1999. The three and nine months ended September 30, 2000 includes the results of Diversified Ventures, Inc., d/b/a Forward Financial Company and the results of Ellsmere Insurance Agency, Inc. (collectively "Forward Financial"). Forward Financial was not yet acquired in September 1999 and its impact on earnings is not reflected in the results for the three- and nine-months ended September 30, 1999. The current quarter's earnings amount to a 20% improvement in diluted earnings per share compared to last year's third quarter. Earnings for the nine-months ended September 30, 2000 amounted to $7.4 million, or $1.56 basic and $1.53 diluted earnings per share, compared to $6.3 million, or $1.30 basic and $1.25 diluted earnings per share for the comparable 1999 period. The Company's annualized return on average assets was .76% and the annualized return on average stockholders' equity was 10.97% during the nine-months ended September 30, 2000, compared to .71% and 9.86%, respectively, for the nine-months ended September 30, 1999 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

     Interest Income

     Total interest income on interest-earning assets for the quarter ended September 30, 2000 increased by $2.9 million, or 14.2%, to $23.3 million, compared to the quarter ended September 30, 1999. The increase in interest income was due to the combined effects of an increase of $72.7 million in average interest-earning assets and an increase of 52 basis points in the average yield. The average yield on interest-earning assets increased to 7.70% for the three months ended September 30, 2000 from 7.18% for the three months ended September 30, 1999. For the nine-months ended September 30, 2000, total interest income was $67.7 million, compared to $59.8 million for the comparable period in 1999. The reason for the increase was also due to the combined effects of increased average balances of interest-earning assets, which were $1.195 billion during the nine-months ended September 30, 2000, compared to $1.123 billion during the comparable period in 1999 and an increase of 46 basis points in the average yield for the nine-months ended September 30, 2000, compared to the nine months ended September 30, 1999.

     Interest income on loans, net, for the quarter ended September 30, 2000 increased by $1.8 million, or 9.7%, to $20.3 million compared to $18.5 million for the same quarter in 1999. On a year to date basis, interest income on loans, net, increased $5.6 million to $59.8 million from the $54.2 million earned during the nine-months ended September 30, 1999. The increase in interest income from loans, net, for the three- and nine-months ended September 30, 2000, compared to the same periods last year, was primarily attributable to increases in average yields of 52 basis points and 46 basis points, respectively. The average yield on loans, net for the quarter ended September 30, 2000 was 7.86%, compared to an average yield of 7.34% for the three months ended September 30, 1999. The average yield on loans, net for the nine months ended September 30, 2000 was 7.71%, compared to 7.25% for the prior year period. Interest income on loans, net was also positively impacted in the current year periods by increases in interest earnings balances of $24.3 million and $38.0 million for the three- and nine-month periods ended September 30, 2000, compared to the same periods last year.

     Interest on mortgage-backed securities for the quarter ended September 30, 2000 increased by $740,000 to $1.2 million, compared to $499,000 for the same quarter in 1999. This increase in income was due primarily to the $44.0 million higher average balance during the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. A 29 basis point increase in the average yield during the current quarter, compared to the quarter ended September 30, 1999, also contributed to the increased income. The average yield during the current quarter was 6.53%, compared to 6.24% for the quarter ended September 30, 1999. On a year to date basis, interest on mortgage-backed securities was $3.2 million, compared to last year's comparable period total of $1.7 million. The average balance of mortgage-backed securities increased by $30.3 million to an average balance of $66.1 million for the nine-months ended September 30, 2000 compared to the prior year period average balance of $35.8 million due to the securitizing of loans into mortgage-backed securities. Average yields improved by 20 basis points during the current year-to-date period.

     Income from investment securities was $1.7 million for the quarter ended September 30, 2000 compared to $1.4 million for the prior year quarter. On a year to date basis, income from investment securities was $4.8 million and $4.0 million, respectively, for the nine-months ended September 30, 2000 and 1999. The average yield on investment securities increased by 111 basis points and 92 basis points, respectively, in the current three- and nine-month periods, compared to last year's periods due to overall increases in market interest rates. The average balance increased by $4.4 million to an average of $101.2 million during the quarter ended September 30, 2000, compared to an average balance of $96.8 million for the quarter ended September 30, 1999. On a year to date basis, the average balance of investment securities increased by $3.4 million to an average balance of $95.1 million during the nine-months ended September 30, 2000, compared to an average balance of $91.7 million for the comparable prior year period.

     Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended September 30, 2000 increased by $2.1 million or 17.5%, to $14.0 million compared to the quarter ended September 30, 1999. The increase in interest expense for the quarter ended September 30, 2000 was due in part to an increase of $81.9 million in the average balance of interest-bearing liabilities, which averaged $1.133 billion during the current quarter, compared to an average balance of $1.051 billion during the quarter ended September 30, 1999. An increase of 41 basis points in the average cost of interest-bearing liabilities during the current quarter contributed to the remaining increase in interest expense. The average cost of interest-bearing liabilities increased to 4.96% during the quarter ended September 30, 2000, compared to 4.55% for last year's comparable quarter. The increase was due to generally higher market interest rates. On a year to date basis, interest expense on interest-bearing liabilities totaled $40.6 million, compared to last year's to date total of $34.8 million, an increase of $5.8 million or 16.7%. The increase is attributable to the higher average balance of interest- bearing liabilities, which averaged $1.125 billion during the nine-months ended September 30, 2000, compared to an average balance of $1,024 million during the nine- months ended September 30, 1999. Also contributing to the higher interest expense on interest-bearing liabilities for the nine months ended September 30, 2000 was a 28 basis point increase in the average cost of interest-bearing liabilities. For the nine-months ended September 30, 2000 and 1999, the average cost of interest- bearing liabilities was 4.81% and 4.53%, respectively.

     Interest expense on deposit accounts was $8.4 million for the quarter ended September 30, 2000, an increase of $1.9 million from the $6.5 million for the quarter ended September 30, 1999. The increase in the expense was primarily due to higher average deposit account balances of $775.8 million for the three-months ended September 30, 2000, compared to average deposit account balances of $676.3 million, an increase of $99.5 million. A major reason for the higher average deposit account balance is due to the Company's acquisition of brokered wholesale certificates of deposit, which totaled $150.1 million as of September 30, 2000, compared to a balance of $106.7 million at September 30, 1999. Management believes that average deposit account balances have also increased due to the benefits of deposit run-off from other financial institutions caused by the disruptive effects of consolidation in the Company's market area. The average cost of funds increased to 4.31% in the current quarter, compared to 3.84% for last year's comparable quarter. The cost of funds increased due to higher rates paid on all types of deposit accounts due to rising market interest rates. For the nine-months ended September 30, 2000, interest expense on deposit accounts was $23.3 million, compared to $19.0 million for the prior year period, an increase of $4.3 million. The increase was due to the effects of higher average deposit account balances, which averaged $750.0 million during the nine-months ended September 30, 2000, compared to $658.6 million in the prior year period. Additionally, an increase of 29 basis points in the total cost of deposit accounts during the current period contributed to the increase in the interest expense on deposit accounts. The average cost of funds for the nine- months ended September 30, 2000 and 1999 was 4.14% and 3.85%, respectively.

     Interest expense on borrowed funds increased from $5.5 million for the quarter ended September 30, 1999 to $5.7 million for the current quarter. The average cost of borrowed funds increased from 5.84% during the quarter ended September 30, 1999 to an average of 6.37% during the current quarter. The average balance decreased from $374.8 million during the third quarter of 1999 to an average balance of $357.3 million during the third quarter of 2000. For the nine-months ended September 30, 2000 interest expense on borrowed funds was $17.3 million, compared to $15.8 million for the nine-months ended September 30, 1999. The increase in interest expense on borrowed funds was caused by the combined effects of a 40 basis point increase in the average cost of borrowed funds and a $10.0 million increase in the average balance. The average balance of borrowed funds was $375.5 million for the nine-months ended September 30, 2000, compared to $365.5 million for the nine-months ended September 30, 1999. The average cost of borrowed funds increased to 6.15% for the nine-months ended September 30, 2000, compared to 5.75% average cost for the nine-months ended September 30, 1999. This increase was attributable to rising market interest rates.

Net Interest Income

     Net interest income during the third quarters of 2000 and 1999 was $9.3 million and $8.5 million, respectively, as increased net interest rate spreads and margins combined with increases in interest-earning assets contributed to the improvement in net interest income. The net interest margin and spread, at 3.06% and 2.74%, respectively, were nine and 11 basis points higher than the comparable ratios for the quarter ended September 30, 1999. On a year to date basis, net interest income was $27.1 million, compared to $25.0 million for the prior year to date. The net interest margin was 3.02% for the nine-months ended September 30, 2000, compared to 2.96% for the prior year comparable period. The net interest margin improved due to the gradual shift to higher yielding commercial and construction loans, equity lines and business loans. These loans also carry a higher degree of credit risk than residential mortgage loans.

Provision for Loan Losses

     The Company's provision for loan losses was $250,000 for the quarter ended September 30, 2000, compared to $390,000 for the comparable quarter last year. For the nine-months ended September 30, 2000 and 1999, the provision was $750,000 and $1.3 million, respectively. The allowance for loan losses increased from $10.7 million at December 31, 1999 to $11.1 million at September 30, 2000 due to the year to date provision and net charge-offs. The provision decreased for the three- and nine-months ended September 30, 2000, compared to the same periods last year, due to the Company's belief that the allowance for loan losses is at a reasonable level based on its current evaluation.

     The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon size and type of loans and management's assessment of the risk inherent in its loan portfolio in light of current economic conditions, actual loss experience, industry trends and other factors which may affect the real estate values in the Company's market area. In addition various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgements different from those of management. While management believes the current allowance for loan losses is adequate, actual losses are dependent upon future events, and as such, future provisions for loan losses may be necessary. As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At September 30, 2000, the Company classified $3.1 million of loans ($2.9 million at BFS and $218,000 at BNB) as sub-standard compared to $3.6 million ($3.0 million of BFS and $579,000 of BNB) at December 31, 1999. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at September 30, 2000 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at September 30, 2000 was $11.1 million, which represented 1,378% of non-performing loans or 1.06% of total loans, compared to $10.7 million at December 31, 1999, or 1,428% of non-performing loans and 1.01% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $236 million at December 31, 1999 to approximately $253 million at September 30, 2000.

     Non-performing loans at September 30, 2000 amounted to $805,000 or .08% of total loans, compared to $746,000 or .07% of total loans, at December 31, 1999.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $62,000 and $52,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. The amount of interest income that was recorded on these loans was $38,000 and $37,000 for the nine-month periods ended September 30, 2000 and 1999, respectively.

     At September 30, 2000, loans characterized as impaired totaled $232,000. During the nine-months ended September 30, 2000, the average recorded value of impaired loans was $233,000, $11,000 interest income was recognized and $13,000 of interest income would have been recognized under the loans' original terms.

     At September 30, 2000 and at December 31, 1999, the Company had $263,000 and $376,000 in real estate owned, respectively. Further, at September 30, 2000, the Company also had restructured real estate loans amounting to $232,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income in the third quarter of 2000 increased by $2.5 million, or 147.1%, to $4.1 million from $1.7 million for the three months ended September 30, 1999. The largest component of non-interest income was gain on sale of loans, which increased to $2.8 million during the quarter ended September 30, 2000, from $541,000 for the quarter ended September 30, 1999. The gain on sale of loans was higher due to the inclusion of $2.5 million of gain on sale of loans by Forward Financial. The gains on sale of mortgage loans that BFS recorded in the quarter ended September 30, 2000 were lower than last year's comparable quarter as the volume of mortgage loans sold declined. Additionally, a higher percentage of mortgage loans sold have been adjustable-rate loans, which generally are sold at lower profit margins. BFS sold $53.4 million of mortgage loans during the quarter ended September 30, 2000, compared to $86.8 million during last year's comparable quarter. For the nine-months ended September 30, 2000 and 1999, total non-interest income amounted to $11.5 million and $5.0 million, respectively. The vast majority of the increase is attributable to the increase in gain on sale of loans which increased to $7.6 million in the current period from $2.2 million in the prior year period. The primary reason for the increase in the gain on sale of loans was due to the inclusion of $6.7 million of gains on sale of loans from Forward Financial. The three- and nine-months ended September 30, 2000 also included $317,000 and $952,000, respectively, in income from bank owned life insurance ("BOLI"), compared to $243,000 for the three- and nine-months ended September 30, 1999 as the Company purchased the BOLI in July of 1999. Other non-interest income increased to $375,000 for the quarter ended September 30, 2000 from $305,000 for the prior year comparable quarter due to increases in debit card fees, business loan fees and the inclusion of Forward Financial's other non-interest income. Increases in deposit service fees also contributed to the improvement in non-interest income fo r the current quarter and on a year to date basis.

Non-Interest Expense

     Total non-interest expenses increased to $9.1 million for the quarter ended September 30, 2000 from $6.3 million for the quarter ended September 30, 1999 primarily due to the inclusion of Forward Financial's expenses in the current year's quarter. Compensation and benefits expense increased from $3.8 million for the third quarter of 1999 to $5.2 million for the current quarter primarily due to the inclusion of Forward Financial's compensation and benefits expenses and normal salary increases. For these same reasons, compensation and benefits increased to $15.4 million for the nine months ended September 30, 2000 from $11.1 million for last year's comparable period. Occupancy and equipment expenses increased from $831,000 for the quarter ended September 30, 1999 to $1.1 million for the current quarter primarily due also to the inclusion of Forward Financial's expenses. Advertising expense increased from $123,000 for the quarter ended September 30, 1999 to $233,000 for the current quarter also due primarily to the inclusion of Forward Financial's advertising expenses. The year-to-date totals were similarly impacted. Real estate operations provided income of $264,000 in the nine months ended September 30, 2000 compared to income of $67,000 in the first nine months of 1999. The current period's income is larger due to income recognized in the dissolution of a real estate subsidiary of BFS. Other non-interest expenses were $1.6 million for the quarter ended September 30, 2000, compared to $978,000 for the quarter ended September 30, 1999. The increase was primarily due to the inclusion of Forward Financial's non-interest expenses during the current quarter. Capital securities expense amounted to $257,000 for the three- and six-months ended September 30, 2000. There were no corresponding expenses for the comparable periods last year as the corporation-obligated mandatorily redeemable capital securities were issued during the current quarter. See Note 4 Capital Trust Securities.

Income Tax Expense

     Income tax expense for the quarters ended September 30, 2000 and 1999 was $1.4 million and $1.3 million, respectively. The effective income tax rate was 35.5% during the current quarter, compared to 35.7% for the quarter ended September 30, 1999. Income tax expense was $4.0 million and $3.8 million for the nine-months ended September 30, 2000 and 1999, respectively. The effective tax rates were 35.2% and 37.7%, respectively. The effective tax rate was lower during the current year to date period due primarily to the effects of BOLI.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     At September 30, 2000, the Company's one year gap was a negative .13% of total assets, compared to a positive 8.5% of total assets at December 31, 1999.

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

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          3.1  Restated Certificate of Incorporation*
          3.2  Amended and Restated Bylaws as of February 23, 2000**
          27   Financial Data Schedule

     *    Incorporated herein by reference into this document from Exhibits 3.1,
4.0 and 10.5 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860

     **   Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed on March 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BOSTONFED BANCORP, INC.
                                          (Registrant)


Date:  November 14, 2000              By:     /s/ David F. Holland
                                   ---------------------------------------------
                                             David F. Holland
                                             President and
                                         Chief Executive Officer


Date:  November 14, 2000              By:     /s/ John A. Simas
                                   ---------------------------------------------
                                             John A. Simas
                                         Executive Vice President,
                                         Chief Financial Officer
                                         and Corporate Secretary