Form 10-K
period 2000-12-31
BOSTONFED BANCORP INC
filed 2001-03-30
CIK 948515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to __________

                         Commission File Number: 1-13936

                             BOSTONFED BANCORP, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                        52-1940834
(state or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

17 NEW ENGLAND EXECUTIVE PARK, BURLINGTON,                         01803
             MASSACHUSETTS                                       (zip code)
(address of principal executive offices)

       Registrant's telephone number, including area code: (781) 273-0300

        Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE       THE AMERICAN STOCK EXCHANGE
          (Title of Class)           (Name of Each Exchange on which Registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The issuer's gross revenues for the fiscal year ended December 31, 2000 were $106.2 million.

         Based upon the closing price of the registrant's common stock as of March 7, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates is $85.9 million. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant have been excluded because such persons may be deemed to be affiliates.

         The number of shares of common stock outstanding as of March 7, 2001 was 4,560,481.

                       DOCUMENTS INCORPORATED BY REFERENCE

             PART II: PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS
                      FOR THE YEAR ENDED DECEMBER 31, 2000.

        PART III: PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2001
                         ANNUAL MEETING OF STOCKHOLDERS.

                                      INDEX

PART I                                                                                                  PAGE
                                                                                                        ----

         Item 1.           Business..............................................................         3

         Item 2.           Properties............................................................        37

         Item 3.           Legal Proceedings.....................................................        38

         Item 4.           Submission of Matters to a Vote of Security Holders...................        38

PART II

         Item 5.           Market for Registrant's Common Equity and Related
                           Stockholders Matters..................................................        38

         Item 6.           Selected Financial Data...............................................        38

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...................................        38

         Item 7A.          Quantitative and Qualitative Disclosure About
                           Market Risks..........................................................        39

         Item 8.           Financial Statements and Supplementary Data ..........................        39

         Item 9.           Changes in and Disagreements With Accountants on
                           Accounting and Financial Disclosure...................................        39

PART III

         Item 10.          Directors and Executive Officers of the Registrant....................        39

         Item 11.          Executive Compensation................................................        39

         Item 12.          Security Ownership of Certain Beneficial Owners
                           and Management........................................................        39

         Item 13.          Certain Relationships and Related Transactions........................        39

PART IV

         Item 14.          Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K...................................................        40

SIGNATURES

      This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on BostonFed Bancorp, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

      Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which BostonFed Bancorp Inc. Operates, as well as nationwide, BostonFed Bancorp, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. BostonFed Bancorp Inc. Assumes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         BostonFed Bancorp, Inc., ("BostonFed or the "Company") headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for Boston Federal Savings Bank ("Boston Federal") in connection with the conversion of Boston Federal from a mutual to stock form of ownership. BostonFed later acquired Broadway National Bank, ("Broadway National") a nationally chartered commercial bank, as its wholly-owned subsidiary. BostonFed is a registered multi-bank holding company whose principal business is conducted through its wholly-owned subsidiaries, Boston Federal and Broadway National (collectively, the "Banks").

         Through its subsidiaries, Boston Federal and Broadway National, BostonFed attracts retail deposits from the general public in greater Boston metropolitan area and other areas of New England, and through brokers, and invests those deposits, together with funds generated from operations, loan sales and borrowings, primarily in one- to four-family residential mortgage loans. BostonFed also invests in commercial real estate, construction and land, multi-family mortgage, equity lines of credit, business and consumer loans (secured by personal and/or real property) and other investments. BostonFed originates mortgage loans for investment and for sale in the secondary market, generally retaining the servicing rights.

         BostonFed, through the acquisition of Diversified Ventures; d/b/a Forward Financial ("Forward Financial"), and a related company, Ellsmere Insurance Agency, Inc. in December 1999, also originates consumer loans primarily with customers purchasing or refinancing manufactured homes, recreational vehicles, marine and leased equipment and subsequently sells substantially all of these loans, servicing released, to third party client lenders. This acquisition, along with the continued successful increase in business, commercial real estate, construction lending and home equity loans, has allowed BostonFed to diversify its product line, asset mix and the geographical area in which it operates.

MARKET AREA AND COMPETITION

         BostonFed has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves. BostonFed obtains deposits largely from the communities surrounding its offices and extends loans throughout eastern Massachusetts and, to a lesser extent, other areas of New England. Forward Financial provides its consumer lending services in approximately 26 states.


         BostonFed faces significant competition both in generating loans and in attracting deposits. The Boston metropolitan area is a highly competitive market and the national market for consumer lending is also very competitive. BostonFed's share of deposits and loan originations in eastern Massachusetts amounts to less than one percent. BostonFed faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than BostonFed. BostonFed's competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, consumer finance and insurance companies. Its most direct competition for deposits has historically come from savings and commercial banks and in recent years from mutual funds and equity markets. In addition, BostonFed faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds and annuities.

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. BostonFed's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. To a lesser extent, BostonFed's loan portfolio also includes multi-family, commercial real estate, construction and land, business and consumer loans.

         The types of loans that BostonFed may originate are subject to federal and state laws and regulations. Interest rates charged by BostonFed on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including its various regulatory agencies and legislative tax policies.

         The following table sets forth the composition of BostonFed's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                          AT DECEMBER 31,
                              ------------------------------------------------------------------------------------------------------
                                     2000                  1999                 1998               1997                1996
                              -------------------- --------------------- ------------------ -------------------  -------------------
                                          PERCENT               PERCENT            PERCENT            PERCENT               PERCENT
                                AMOUNT    OF TOTAL    AMOUNT    OF TOTAL  AMOUNT   OF TOTAL  AMOUNT   OF TOTAL    AMOUNT    OF TOTAL
                              ---------- --------- ----------- --------- --------  -------- --------- ---------  ---------- --------
                                                                        (DOLLARS IN THOUSANDS)
Mortgage Loans:
  Residential:
    One- to four-family(1).. $   800,883    73.33% $  846,739   77.85%   $829,572   84.27%  $702,102    86.11%    $607,792    88.00%
    Multi-family............      19,447     1.78      22,017    2.02      22,889    2.33     18,874     2.32       21,381     3.10
  Commercial real estate....      89,371     8.18      75,999    6.99      48,951    4.97     36,400     4.46       28,136     4.07
  Construction and land.....      92,561     8.48      77,079    7.09      41,608    4.23     20,497     2.51       12,532     1.81
Other loans(2)..............      89,884     8.23      65,767    6.05      41,308    4.20     37,465     4.60       20,850     3.02
                             -----------   ------  ----------  ------    --------  ------    -------   ------     --------   ------
      Total loans...........   1,092,146   100.00%  1,087,601  100.00%    984,328  100.00%   815,338   100.00%     690,691   100.00%
                                           ======              ======              ======              ======                ======
Less:
  Allowance for loan losses.     (11,381)             (10,654)             (8,500)            (6,600)               (4,400)
  Construction loans in
    process.................     (33,869)             (30,372)            (17,133)            (8,527)               (6,936)
  Net unearned premium
      (discount) on loans
      purchased.............         (10)                  (7)                 (5)              (114)                 (163)
  Deferred loan origination
    (fees) costs............       2,365                2,200               1,980              1,448                 1,448
                              ----------           ----------            --------           --------              --------
  Loans, net and mortgage
    loans held for sale.....  $1,049,251           $1,048,768            $960,670           $801,545              $680,640
                              ==========           ==========            ========           ========              ========

-------------------------------
(1) Includes mortgage loans held for sale of $12.8 million, $16.2 million, $17.0 million, $9.8 million and $4.0 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(2) These loans primarily consist of one- to four-family lines of credit secured mostly by second mortgages which amounted to $57.6 million, $43.7 million, $32.1 million, $28.1 million and $17.4 million at December 31, 2000, 1999, 1998, 1997 and 1996, respectively, and business loans which amounted to $26.5 million, $17.8 million, $3.6 million, $3.5 million and $724,000 at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

         LOAN MATURITY. The following table shows certain information at December 31, 2000 regarding the dollar amount of loans maturing in BostonFed's portfolio based on their contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization.


                                                                             AT DECEMBER 31, 2000
                                              ----------------------------------------------------------------------------------
                                               ONE- TO
                                                FOUR-          MULTI-      COMMERCIAL    CONSTRUCTION     OTHER        TOTAL
                                                FAMILY         FAMILY      REAL ESTATE     AND LAND       LOANS        LOANS
                                              -----------    -----------   -----------   ------------  -----------   -----------
                                                                          (IN THOUSANDS)
Amounts due:
  One year or less ........................      $  2,134        $    44       $     2       $75,474      $ 12,335     $  89,989
  After one year:
  More than one year to three years .......         7,312            321         1,413        16,520        10,619        36,185
     More than three years to five years ..         4,496          2,218         4,822           567         4,201        16,304
     More than five years to 10 years .....        98,139            627        12,233            --        59,535       170,534
     More than 10 years to 20 years .......       136,103         10,885        37,992            --           788       185,768
     More than 20 years ...................       552,699          5,352        32,909            --         2,406       593,366
                                                 --------        -------       -------       -------       -------     ---------

     Total due after one year .............       798,749         19,403        89,369        17,087        77,549     1,002,157
                                                 --------        -------       -------       -------       -------     ---------

     Total amount due .....................       800,883         19,447        89,371        92,561        89,884     1,092,146
                                                 ========        =======       =======       =======       =======     =========
        Less:
           Allowance for loan losses ......                                                                              (11,381)
           Construction loans in process ..                                                                              (33,869)
           Net unearned discount on
              loans purchased .............                                                                                  (10)
           Deferred loan origination costs                                                                                 2,365
                                                                                                                       ---------
     Loans, net, and mortgage
        loans held for sale ...............                                                                            1,049,251
     Mortgage loans held for sale .........                                                                              (12,816)

     Loans, net ...........................                                                                            1,036,435
                                                                                                                       =========


         The following table sets forth, at December 31, 2000, the dollar amount of loans contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                    DUE AFTER DECEMBER 31, 2001
                              ----------------------------------------
                                FIXED        ADJUSTABLE        TOTAL
                              ----------     ----------     ----------
                                          (IN THOUSANDS)
Mortgage loans:
   Residential:
     One- to four-family      $  265,389     $  533,360     $  798,749
     Multi-family .......          5,571         13,832         19,403
   Commercial real estate         25,309         64,060         89,369
   Construction and land              --         17,087         17,087
Other loans .............          7,102         70,447         77,549
                              ----------     ----------     ----------
       Total loans ......     $  303,371     $  698,786     $1,002,157
                              ==========     ==========     ==========

         ORIGINATION, SALE, SERVICING AND PURCHASE OF MORTGAGE LOANS. BostonFed conducts its mortgage and consumer finance lending activities primarily through its offices, commissioned loan personnel, and wholesale brokers and other correspondent financial institutions approved by BostonFed. All loans that BostonFed originates, either through internal sources or wholesale brokers or other correspondent financial institutions, are underwritten by BostonFed according to its policies and procedures. BostonFed originates both adjustable-rate and fixed-rate loans and its ability to originate these loans is affected by the current and expected level of interest rates, economic conditions and competition, all of which affect customer demand.

         BostonFed's general policy is to sell a substantial majority of the one- to four-family fixed-rate mortgage loans with maturities of fifteen years or over and to retain adjustable-rate and fixed-rate loans with maturities of under fifteen years sufficient to meet its portfolio needs, and to sell the balance. BostonFed generally retains the servicing of mortgage loans sold. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2000, BostonFed was servicing $886.6 million of loans for others.

         The gross servicing fee income from loans sold is generally 0.25% to 0.38% of the total balance of the loan serviced. BostonFed has not purchased servicing rights related to mortgage loans originated by other institutions. BostonFed recognizes the present value of the servicing income, net of servicing expenses, attributable to servicing rights upon sale of the loan. BostonFed amortizes the capitalized mortgage servicing rights using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. BostonFed reviews prepayment activity on its serviced loans at least quarterly and adjusts its capitalized mortgage servicing rights amortization schedule accordingly. As of December 31, 2000, BostonFed had $5.1 million of capitalized mortgage servicing rights, representing 57 basis points of loans serviced for others.

         BostonFed generally does not purchase or participate in loans, except for loans that qualify under the Community Reinvestment Act and in situations when a correspondent financial institution has underwritten the loan according to BostonFed's policies and closed the loan in its own name. BostonFed's purchases of one- to four-family mortgage loans at December 31, 2000, amounted to $5.4 million. BostonFed's participation in commercial real estate loans originated and serviced by other financial institutions totalled $10.2 million at December 31, 2000. Additionally, BostonFed is the lead bank in a $4.6 million construction loan, which BostonFed participates in 60% of the commitment. The outstanding balance of BostonFed's retained portion of this loan was $1.9 million at December 31, 2000.

         BostonFed engages in certain hedging activities to facilitate the sale of its originated and purchased mortgage loans and to minimize its interest rate risk between the time the loan commitments are made and the time the loans are securitized or packaged and sold. BostonFed currently utilizes forward loan sale commitment contracts with Fannie Mae, Freddie Mac and other approved investors as its method of hedging loan sales. Generally, BostonFed will enter into contracts to deliver loans or agency mortgage-backed securities to purchasers for a specified price at a future date while it processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. Loans that are closed and funded may also be pooled to create mortgage-backed securities which can be delivered to fulfill the forward commitment contracts. The amount of forward coverage of the "pipeline"of mortgages is set on a day-to-day basis by an operating officer, within policy guidelines, based primarily on BostonFed's assessment of the levels of mortgage-origination activity and, to a lesser degree, the general direction of interest rates. For the year ended December 31, 2000, BostonFed had $1.2 million in net gains attributable to the sale of mortgage loans.

Forward Financial recorded $7.8 million in net gains, the vast majority of which is attributable to the sale of consumer loans.

         The following table sets forth BostonFed's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                                    YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2000             1999             1998
                                                        -----------      -----------      -----------
                                                                        (IN THOUSANDS)
Net loans:
Beginning balance .................................     $ 1,032,594      $   943,662      $   791,728
    Loans originated:
       One- to four-family ........................         339,643          507,569          773,655
       Multi-family ...............................             508            2,821            7,911
       Commercial real estate .....................          22,092           30,160           25,363
       Construction and land ......................          64,386           50,946           32,348
       Other(1) ...................................         146,372           70,198           37,055
                                                        -----------      -----------      -----------
       Total loans originated .....................         573,001          661,694          876,332
    Loans purchased(2) ............................          25,243           41,996           25,042
    Loans from Forward acquisition ................              --           11,345               --
                                                        -----------      -----------      -----------
           Total ..................................       1,630,838        1,658,697        1,693,102
Less:
    Principal repayments and other, net ...........        (337,267)        (307,906)        (382,475)
    Loan (charge-offs) recoveries, net ............            (273)             358              258
    Sale of mortgage loans ........................        (244,047)        (302,298)        (350,215)
    Transfer of mortgage loans to real estate owned              --              (83)              --
                                                                         -----------      -----------
    Loans, net and mortgage loans held for sale ...       1,049,251        1,048,768          960,670
    Mortgage loans held for sale ..................         (12,816)         (16,174)         (17,008)
                                                                         -----------      -----------
Loans, net ........................................     $ 1,036,435      $ 1,032,594      $   943,662
                                                        ===========      ===========      ===========

------------------------------
(1) Other loans primarily consist of one- to four-family equity lines of credit secured by mortgages and business loans and loans for sale by Forward Financial.
(2) Includes loans purchased from correspondent financial institutions which are underwritten pursuant to BostonFed's policies and closed in the name of the financial institution but immediately purchased by BostonFed for its mortgage portfolio, mortgage banking activities, or for Community Reinvestment Act purposes.


         ONE- TO FOUR-FAMILY MORTGAGE LENDING. BostonFed offers both fixed-rate and adjustable-rate mortgage loans with maturities of generally up to thirty years. The interest rates for the majority of BostonFed's adjustable-rate mortgage loans are indexed to the Constant Maturity Treasury Index ("CMT Index"). BostonFed currently offers fixed-rate mortgage loans with amortization periods of five to thirty years and a number of adjustable-rate mortgage loan programs with interest rates that adjust annually and have amortization schedules ranging from ten to thirty years. BostonFed originates adjustable-rate mortgage loans that have fixed interest rates for an initial period of one, three, five or seven years and then adjust annually or a greater period according to their terms. The one- to four-family adjustable-rate loan products generally reprice based on a margin, currently 275 to 350 basis points over the CMT Index for the Treasury security of a maturity, which is comparable to the interest adjustment period for the loan. Generally, all of BostonFed's adjustable-rate mortgage loans provide for periodic (generally 2%) and overall caps (generally

6%) on the increase or decrease in interest rate at any adjustment date and over the life of the loan, respectively.

         BostonFed generally originates one- to four-family residential mortgage loans in amounts up to 80% of the appraised value or the selling price of the property securing the loan, whichever is lower, and up to 95% of the appraised value or selling price if private mortgage insurance is obtained for the portion of the loan that exceeds 75% of the appraised value or selling price, whichever is lower. However, BostonFed may on occasion originate single-family owner-occupied mortgage loans in amounts up to 90% of the appraised value or selling price, whichever is lower, without private mortgage insurance. Generally, BostonFed originates mortgage loans with due-on-sale clauses which provide BostonFed with the contractual right to treat the loan immediately due and payable if a borrower transfers ownership of the property without BostonFed's consent. These due-on-sale clauses are an important means of adjusting the rates and maintaining quality on BostonFed's fixed-rate mortgage loan portfolio. BostonFed has generally exercised its rights under these clauses.

         MULTI-FAMILY MORTGAGE LENDING. BostonFed originates multi-family mortgage loans that are generally secured by five to 120 unit apartment buildings. Its decision to make a multi-family loan is influenced by the value of the underlying property as well as the qualifications of the borrower. BostonFed also considers the following factors: the net operating income of the mortgaged premises before debt service and depreciation; the debt service coverage ratio (the ratio of earnings before debt service to debt service); and the ratio of loan amount to appraised value. BostonFed generally requires a debt service ratio of 115% or greater. Pursuant to BostonFed's current underwriting policies, a multi-family mortgage loan may generally be made in an amount up to 85% of the appraised value of the underlying property to a maximum loan amount of $7.5 million. However, most loans are granted at or below 80% of the appraised value. Generally, all multi-family loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. Depending upon the creditworthiness of the borrower and amount of the down payment, BostonFed may make an exception and not require a personal guarantee, or may require limited recourse on such loans.

         When evaluating the qualifications of the borrower for a multi-family loan, BostonFed considers the borrower's financial resources and income level and experience in owning or managing similar property, as well as BostonFed's lending experience with the borrower. BostonFed's underwriting guidelines require the borrower to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is also required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. Generally, BostonFed assesses the creditworthiness of a borrower by reviewing the financial and pro- forma cash-flow statements on the property and the employment and credit history of the guarantor, as well as other related documentation. At December 31, 2000, the largest multi-family loan outstanding balance was a $2.2 million performing loan secured by a 118 unit apartment complex located in Malden, Massachusetts.

         Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties often depend on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then- prevailing conditions in the real estate market or the economy. BostonFed seeks to minimize these risks through its underwriting policies.

         COMMERCIAL REAL ESTATE LENDING. BostonFed originates commercial real estate loans that are secured by properties generally used for business purposes such as office buildings, retail facilities, hotels, manufacturing facilities, etc. BostonFed's underwriting policies allow commercial real estate loans to be made in amounts up to the lesser of 85% of the appraised value of the property, or BostonFed's current maximum loan limit. Currently, the maximum loan limit is $7.5 million. However, BostonFed will generally not grant loans that exceed 80% of the appraised value.

         BostonFed currently originates commercial real estate loans with terms of up to twenty-five years, the majority of which contain adjustable-rates and are indexed primarily to the CMT or an FHLB Index. BostonFed generally applies the same underwriting standards and procedures to commercial real estate loans as it does for multi-family loans. BostonFed has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On exception, BostonFed may not require a personal guarantee, or may require limited recourse on such loans depending on the creditworthiness of the borrower and the amount of the down payment. BostonFed's commercial real estate loan portfolio at December 31, 2000 was $89.4 million, or 8.3% of total loans. The largest commercial real estate loan outstanding balance in BostonFed's portfolio at December 31, 2000 was a $3.4 million performing loan secured by an office building located in Cambridge, Massachusetts.

         Loans secured by commercial real estate properties are usually larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties depend on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to the then prevailing conditions in the real estate market or the economy. BostonFed seeks to minimize these risks through its underwriting standards.

         CONSTRUCTION AND LAND LENDING. BostonFed originates loans for the acquisition and development of property to licensed and experienced contractors in its primary market area. The majority of BostonFed's construction loans have been made to finance the construction of one- to four-family residential properties, multi-family residential buildings, commercial real estate, hotels and other facilities. BostonFed originates loans secured by land, but it generally does not originate such loans unless the borrower has also secured sub-division approval to obtain financing for the construction of structures on the property. These loans are primarily adjustable-rate loans with maturities of less than two years.

         BostonFed originates construction and land mortgage loans in amounts up to 75% of the lesser of the appraised value of the property, as improved, or sales price, unless such loan is for the construction of a residential property which cannot exceed an 80% loan to value ratio. BostonFed disburses proceeds of the loans as phases of the construction are completed. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principal borrowers are required. On exception, BostonFed may not require a personal guarantee, or may require limited recourse on such loans depending on the credit worthiness of the borrower and the amount of the down payment. Currently, BostonFed's maximum loan limit is $7.5 million. BostonFed's largest construction and land loan outstanding balance at December 31, 2000 was a performing loan of $5.9 million disbursed, with a remaining loan-in-process balance of $1.1 million, secured by a hotel in Braintree, Massachusetts.

         Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, BostonFed may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

         OTHER LENDING. Other loans consist primarily of home equity, business loans, and improvement loans, and, to a significantly lesser extent, consumer loans, and loans secured by savings accounts. Such loans are generally originated in BostonFed's primary market area and generally are secured by real estate, personal property, savings accounts, automobiles and business assets such as accounts receivable, inventory and machinery. These loans are shorter term and generally contain higher interest rates than residential mortgage loans.

         Substantially all of BostonFed's home equity lines of credit are primarily secured by second mortgages on one- to two-family residences located in BostonFed's primary market area. Generally, under the terms of BostonFed's home equity lines of credit, borrowers may draw on such lines of credit and repay outstanding interest on a monthly basis over a period of up to ten years. Thereafter, the outstanding balance drawn on such lines of credit is converted to an adjustable-rate loan with a term of up to ten years. BostonFed's underwriting standards include evaluating an applicant's credit history and assessing the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.

         BostonFed began originating loans to businesses and corporations in 1998. These loans, amounting to $26.5 million at December 31, 2000, are generally secured by the assets of the borrowing entity. The most typical type of loans generated for BostonFed are term loans and lines of credit. These loans generally require the personal guaranty of the principals of the borrower. Depending upon the creditworthiness of the borrower and if the loan to value ratio is low, however, personal guarantees may not be required, or only a limited recourse may be required on such loans. BostonFed has separate lending guidelines and underwriting standards for this type of lending. These guidelines currently limit the maximum loan to $7.5 million. The largest outstanding business loan balance in BostonFed's portfolio as of December 31, 2000 was a $4.3 million performing loan secured by the business assets of a realty company located in Newton, Massachusetts.

         Loans secured by rapidly depreciable assets such as equipment, machinery, automobiles, etc., or that are secured by accounts receivable or inventories or unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, because there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, loan collections on these loans depend on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Substantially all of the consumer finance loans originated by Forward Financial are sold without recourse and with servicing released. Finally, various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

         LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies and loan approval limits of the Banks. Such limits are included in a matrix with the corresponding level of authority requirements. At Boston Federal, Board of Directors' approval is generally required on all one- to four-family loans in excess of $2.5 million, on all commercial real estate, multi-family and non-owner occupied construction loans in excess of $5.0 million, and on all business loans in excess of $4.5 million. At Broadway National, a similar matrix has been established and Board of Directors' approval is required on all loans in excess of $500,000.

         According to regulations of the Office of Thrift Supervision and Office of the Comptroller of the Currency, loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 2000, the loans to one borrower limit was $11.9 million and $1.5 million for Boston Federal and Broadway National, respectively.

NONPERFORMING AND PROBLEM ASSETS

         CLASSIFIED ASSETS. BostonFed's Asset Classification Policy and federal regulations require that BostonFed use an internal asset classification system as a means of reporting problem and potential problem assets. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets are inadequately protected by the collateral pledged, if any, or the current net worth and paying capacity of the obligor and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified as loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as a loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets classified substandard or doubtful can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention."

         Boston Federal's Asset Classification Committee reviews and classifies assets on a quarterly basis and reports the results of its review to the Board of Directors. Broadway National's assets are reviewed by a non-lending officer who reports classifications to the Broadway National Board on a quarterly basis. BostonFed classifies assets according to management guidelines described above. At December 31, 2000, BostonFed had, on a consolidated basis, $4.3 million of assets designated as "special mention," $3.1 million of assets designated as "substandard," $201,000 of assets designated as "doubtful" and $848,000 of assets designated as "loss." All assets classified as "loss" have been charged off for financial statement purposes. Included in these amounts was $956,000 in non-performing loans at December 31, 2000. In the opinion of management, the remaining "special mention" and "substandard" loans of $6.4 million evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become non-performing assets in future periods.

         The following table sets forth delinquencies in BostonFed's loan portfolio as of the dates indicated:


                                              AT DECEMBER 31, 2000                           AT DECEMBER 31, 1999
                                  --------------------------------------------   -----------------------------------------
                                        60-89 DAYS          90 DAYS OR MORE          60-89 DAYS          90 DAYS OR MORE
                                  --------------------    --------------------   -------------------  --------------------
                                             PRINCIPAL               PRINCIPAL             PRINCIPAL             PRINCIPAL
                                   NUMBER     BALANCE      NUMBER     BALANCE     NUMBER    BALANCE    NUMBER     BALANCE
                                  OF LOANS    OF LOANS    OF LOANS    OF LOANS   OF LOANS   OF LOANS  OF LOANS    OF LOANS
                                  --------   ---------    ---------  ---------   --------  ---------  --------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Residential:
     One- to four-family .....          7      $1,276           4     $  418         10     $1,568          6     $  721
     Multi-family ............         --          --          --         --         --         --         --         --
Commercial real estate .......          1         132          --         --          2        287         --         --
Construction and land ........         --          --          --         --         --         --         --         --
Other loans ..................          3          71           6        538          2        245         --         --
                                   ------      ------      ------     ------     ------     ------     ------     ------
       Total .................         11      $1,479          10     $  956         14     $2,100          6     $  721
                                   ======      ======      ======     ======     ======     ======     ======     ======
Delinquent loans to loans, net
     and mortgage loans
     held for sale............                                                                0.20%                 0.07%



                                               AT DECEMBER 31, 1998
                                  --------------------------------------------
                                        60-89 DAYS           90 DAYS OR MORE
                                  ---------------------   --------------------
                                              PRINCIPAL              PRINCIPAL
                                   NUMBER      BALANCE     NUMBER     BALANCE
                                  OF LOANS     OF LOANS   OF LOANS    OF LOANS
                                  --------    ---------   --------   ---------
                                              (DOLLARS IN THOUSANDS)
Residential:
     One- to four-family .....         16      $1,625          12     $  618
     Multi-family ............         --          --          --         --
Commercial real estate .......         --          --          --         --
Construction and land ........         --          --          --         --
Other loans ..................          4         121          --         --
                                   ------      ------      ------     ------
     Total ...................         20      $1,746          12     $  618
                                   ======      ======      ======     ======
Delinquent loans to loans, net
     and mortgage loans
     held for sale....................           0.18%                  0.06%

         NON-PERFORMING ASSETS AND RESTRUCTURED LOANS. The following table sets forth information regarding non-accrual loans, restructured loans and real estate owned. At December 31, 2000, there was one restructured loan totalling $206,000. Real estate owned, net, totalled $145,000, consisting of one property. It is the policy of BostonFed to cease accruing interest on loans 90 days or more past due and charging off all accrued interest. For the years ended December 31, 2000, 1999, 1998, 1997 and 1996, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $40,000, $(2,000), $33,000, $149,000 and $103,000, respectively. For the same periods, the difference between the amount of interest income that would have been recognized on impaired loans if such loans were performing in accordance with their regular terms and amounts recognized was $0, $2,000, $1,000, $1,000 and $73,000, respectively.



                                                              AT DECEMBER 31,
                                         --------------------------------------------------------
                                           2000        1999        1998        1997        1996
                                         --------    --------    --------     -------     -------
                                                           (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Residential real estate:
    One- to four-family ..............     $  418      $  721      $  784      $  941      $1,463
    Multi-family .....................         --          --          --          --          --
  Commercial real estate .............         --          25          25         458          25
  Other loans ........................        538          --          --           6          14
                                         --------    --------    --------     -------     -------
       Total .........................        956         746         809       1,405       1,502
Real estate owned, net(1) ............        145         376          47         195       2,668
                                         --------    --------    --------     -------     -------
       Total non-performing assets ...      1,101       1,122         856       1,600       4,170
Restructured loans ...................        206         210         213         369       2,489
                                         --------    --------    --------     -------     -------
Total risk elements ..................     $1,307      $1,332      $1,069      $1,969      $6,659
                                         ========    ========    ========     =======     =======
Allowance for loan losses as a percent
  of loans(2) ........................       1.07%       1.01%       0.88%       0.82%       0.64%
Allowance for loan losses as a percent
  of non-performing loans(3) .........   1,190.48    1,428.15    1,050.68      469.75      292.94
Non-performing loans as a percent
  of loans(2), (3) ...................       0.09        0.07        0.09        0.17        0.22
Non-performing assets as a percent ...       0.08        0.09        0.08        0.16        0.51
  of total assets(4) .................

----------------------------
(1) Loans includes loans, net and mortgage loans held for sale, excluding allowance for loan losses.
(2) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by BostonFed as presenting uncertainty with respect to the collectibility of interest or principal.
(3)  Real estate owned balances are shown net of related valuation allowances.
(4) Non-performing assets consist of non-performing loans and real estate owned.

         At December 31, 2000, loans which were characterized as impaired pursuant to Statement of Accounting Standards 114 and 118 totalled $206,000. All of the impaired loans have been measured using the discounted cash flow method or the fair value of the collateral method if the loan is collateral dependent. During the year ended December 31, 2000, the average recorded value of impaired loans was $228,000, interest income of $15,000 was recognized, all of which was recorded on a cash basis, and $15,000 of interest income would have been recognized under original terms.


                                                   AT DECEMBER 31,
                                          --------------------------------
                                           2000          1999         1998
                                          -----         -----        -----
                                                   (IN THOUSANDS)

Impaired loans:
Multi-family real estate............      $  --         $  --         $245
Commercial real estate..............        206           235          238
                                          -----         -----        -----

     Total..........................       $206          $235         $483
                                           ====          ====         ====


         ALLOWANCE FOR LOAN LOSSES. The Company maintains an allowance for losses that are inherent in the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

         Management believes the allowance is adequate to absorb probable loan losses. Management's methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers' ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

         While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is affected by changes in market conditions.

         Amounts provided for the years 2000, 1999 and 1998 were $1.0 million, $1.6 million and $1.6 million, respectively. The decrease in the provision for the year ended December 31, 2000 was due to continued low levels of non-performing loans and improved coverage ratio of allowance for loan losses as a percent of loans. During the year ended December 31, 2000, there were recoveries of $181,000 credited to, and charge-offs of, $454,000 taken against this allowance. As of December 31, 2000, the Company's allowance for loan losses was 1.07% of total loans compared to 1.01% as of December 31, 1999. Management believes the increased coverage ratio in 2000 is prudent due to the balance increase in the combined total of construction and land, commercial real estate, home equity and improvement, multi-family and business loans. These combined total balances increased from $236.6 million at December 31, 1999 to $286.5 million at December 31, 2000, an increase of 21%. These loans aggregated to 27.6% and 22.9% of the total loans at December 31, 2000 and 1999, respectively. The Company had non-performing loans of $956,000 and $746,000 at December 31, 2000 and December 31, 1999, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of allowance for loan losses.

         The following table sets forth activity in BostonFed's allowance for loan losses for the periods set forth in the following table.


                                                               AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                  2000          1999           1998           1997          1996
                                                --------      --------       --------       --------      --------
                                                                            (IN THOUSANDS)

Balance at beginning of period ............     $ 10,654      $  8,500       $  6,600       $  4,400      $  4,275
Broadway National allowance for loan losses
   at acquisition date ....................           --            --             --            620            --
Forward Financial allowance for loan
   losses at acquisition date .............           --           170             --             --            --
Provision for loan losses .................        1,000         1,626          1,642          1,696         1,294
Charge-offs:
  Real estate loans:
  Residential:
    One- to four-family ...................          125            19             51            370           387
    Multi-family ..........................           --             1              2             84           263
  Commercial ..............................           --            --             75             45           664
  Other ...................................          329            36            131             16           198
                                                --------      --------       --------       --------      --------
     Total ................................          454            56            259            515         1,512
Recoveries ................................          181           414            517            399           343
                                                --------      --------       --------       --------      --------
Balance at end of period ..................     $ 11,381      $ 10,654       $  8,500       $  6,600      $  4,400
                                                ========      ========       ========       ========      ========
Ratio of net charge-offs (net recoveries)
      during the period to average loans
      outstanding during the period........         0.03%        (0.04)%        (0.03)%         0.02%         0.19%
                                                ========      ========       ========       ========      ========

         The following tables set forth BostonFed's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                              AT DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                              2000                                          1999
                          -------------------------------------------   -------------------------------------------
                                         PERCENT OF     PERCENT OF                     PERCENT OF      PERCENT OF
                                         ALLOWANCE       LOANS IN                       ALLOWANCE       LOANS IN
                                          TO TOTAL    EACH CATEGORY                     TO TOTAL      EACH CATEGORY
                             AMOUNT      ALLOWANCE    TO TOTAL LOANS       AMOUNT       ALLOWANCE     TO TOTAL LOANS
                          ------------  ------------  --------------    ------------  -------------   --------------
                                                           (DOLLARS IN THOUSANDS)
Residential:
  One- to four-family.         $ 2,883         25.33%          73.33%        $ 2,872          26.96%         77.85%
  Multi-family........             252          2.21            1.78             209           1.96           2.02
Commercial real estate           1,905         16.74            8.18           2,090          19.62           6.99
Construction and land.           1,239         10.89            8.48           1,285          12.06           7.09
Other loans...........           1,410         12.39            8.23           1,029           9.66           6.05
Unallocated...........           3,692         32.44              --           3,169          29.74             --
                               -------        ------          ------         -------         ------         ------
    Total allowance
      for loan losses.         $11,381        100.00%         100.00%        $10,654         100.00%        100.00%
                               =======        ======          ======         =======         ======         ======





                                                            AT DECEMBER 31,
                      --------------------------------------------------------------------------------------------
                                   1998                            1997                           1996
                      ------------------------------  ------------------------------  ----------------------------
                                            PERCENT                         PERCENT                       PERCENT
                                            OF LOANS                        OF LOANS                       OF LOANS
                                PERCENT OF  IN EACH            PERCENT OF   IN EACH            PERCENT OF  IN EACH
                                ALLOWANCE  CATEGORY            ALLOWANCE   CATEGORY            ALLOWANCE  CATEGORY
                                TO TOTAL    TO TOTAL            TO TOTAL    TO TOTAL           TO TOTAL    TO TOTAL
                       AMOUNT   ALLOWANCE    LOANS    AMOUNT   ALLOWANCE     LOANS    AMOUNT   ALLOWANCE   LOANS
                      --------  ---------  ---------  -------  ----------  ---------  -------  ---------  --------
                                                         (DOLLARS IN THOUSANDS)
Residential:
  One- to four-family   $2,186      25.72%   84.27%    $1,997     30.26%     86.11%    $1,899      43.16%    88.00%
  Multi-family........     214       2.52     2.33        206      3.12       2.32        274       6.23      3.10
Commercial real
   estate.............     615       7.24     4.97        369      5.59       4.46        451      10.25      4.07
Construction
   and land...........       3       0.03     4.23        152      2.30       2.51        463      10.52      1.81
Other loans...........     731       8.60     4.20        266      4.03       4.60         61       1.39      3.02
Unallocated...........   4,751      55.89       --      3,610     54.70         --      1,252      28.45        --
                         -----      -----   ------     ------    ------     ------     ------     ------    ------
   Total allowance
     for loan losses    $8,500     100.00%  100.00%    $6,600    100.00%    100.00%    $4,400     100.00%   100.00%
                        ======     ======   ======     ======    ======     ======     ======     ======    ======

REAL ESTATE OWNED

         At December 31, 2000, BostonFed had $145,000 of real estate owned, net of valuation allowances. When BostonFed acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, BostonFed provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of BostonFed to obtain an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure and continue to appraise foreclosed properties and conduct inspections on a periodic basis.

INVESTMENT ACTIVITIES

         The investment policy of BostonFed, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement BostonFed's lending activities. Generally, BostonFed's investment policy is more restrictive than federal regulations allow. Accordingly, BostonFed has invested primarily in United States government and agency securities, mutual funds which qualify as liquid assets under the Office of Thrift Supervision regulations, federal funds and U.S. government-sponsored agency issued mortgage- backed securities and privately-issued collateralized mortgage obligations ("CMO's"). As required by the Statement of Financial Accounting Standards No. 115, BostonFed has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. BostonFed does not currently maintain a portfolio of securities categorized as held for trading. The investment policy provides different management levels of approval, from the investment officer up to and including the Board of Directors, depending on the size of purchase or sale and monthly cumulative purchase or sale amounts. Generally, according to BostonFed's policies, the Board must provide prior approval for all individual securities investments over $10.0 million and approval for all monthly purchases which aggregate $25.0 million or more. On a quarterly basis, BostonFed's Board, Boston Federal's Investment Committee and Broadway National's Board are provided with activity reports at their respective meetings and summaries of the held to maturity and available for sale investment portfolios for their respective banks.

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

         The following table sets forth the composition of BostonFed's mortgage-backed securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                         AT DECEMBER 31,
                                               --------------------------------------------------------------------
                                                       2000                   1999                    1998
                                               ---------------------  ---------------------  ----------------------
                                                           PERCENT                 PERCENT                PERCENT
                                                 AMOUNT    OF TOTAL     AMOUNT    OF TOTAL     AMOUNT     OF TOTAL
                                               ---------- ----------  ----------  ---------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
   Ginnie Mae(1), (2)........................     $10,829    15.33%    $13,201      44.78%    $22,627      51.49%
   Freddie Mac(3), (4).......................      48,675    68.89       5,965      20.23       5,684      12.94
   Fannie Mae(5) ............................       1,915     2.71       3,263      11.07         428       0.97
   Privately issued collateralized
     mortgage obligations(6), (7)............       9,236    13.07       7,052      23.92      15,203      34.60
                                                  -------   ------     -------     ------     -------     ------
     Total mortgage-backed securities........      70,655   100.00%     29,481     100.00%     43,942     100.00%
                                                            ======                 ======                 ======
Less:
   Mortgage-backed securities available for
     sale - Ginnie Mae(2)....................          --                   --                  5,982
   Mortgage-backed securities available
     for sale - Freddie Mac(4)...............       4,367                5,484                  5,002
   Mortgage-backed securities available for
      sale - Fannie Mae......................       1,769                3,004                     --
    Privately issued collateralized mortgage
      obligations(7).........................       9,236                7,052                 10,045
                                                  -------              -------                -------
Mortgage-backed securities
    held to maturity.........................     $55,283              $13,941                $22,913
                                                  =======              =======                =======

--------------------
(1) Includes $64,994, $78,000 and $151,000 of unamortized premiums related to Ginnie Mae securities as of December 31, 2000, 1999 and 1998, respectively.
(2) Is net of unrealized gains of $0, $0 and $65,000 at December 31, 2000, 1999 and 1998, respectively.
(3) Includes $52,490, $66,000 and $104,000 of unamortized premiums related to Freddie Mac securities as of December 31, 2000, 1999 and 1998, respectively.
(4) Is net of unrealized loss of $27,000 at December 31, 2000, unrealized loss of $75,000 at December 31, 1999, and an unrealized gain of $6,000 at December 31, 1998.
(5) Includes $9,191, $3,747 and $0 of unamortized premiums related to Fannie Mae at December 31, 2000, 1999, and 1998, respectively.
(6) Includes $57,426, $80,948 and $4,858 of unamortized discounts related to privately issued collateralized mortgage obligations at December 31, 2000, 1999 and 1998, respectively.
(7) Is net of unrealized loss of $125,000 at December 31, 2000, unrealized loss of $266,000 at December 31, 1999, and unrealized gain of $22,000 at December 31, 1998.

         The following tables set forth BostonFed's mortgage-backed securities activities for the periods indicated:


                                                                        FOR THE YEAR
                                                                     ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             2000           1999          1998
                                                           --------      --------      --------
                                                                     (IN THOUSANDS)

Beginning balance ....................................     $ 29,481      $ 43,942      $ 57,475
   Mortgage-backed securities purchased
           available for sale ........................        1,986         5,005        10,856
    Conversion of real estate loans to mortgage-backed
           securities held to maturity ...............       50,975            --            --
   Less:
     Sale of mortgage-backed securities
       available for sale ............................           --        (4,062)           --
     Principal repayments ............................      (11,963)      (14,892)      (24,275)
     Change in unrealized gains (losses) .............          225          (435)          (24)
     Accretion of premium, net of discount ...........          (49)          (77)          (90)
                                                           --------      --------      --------
Ending balance .......................................     $ 70,655      $ 29,481      $ 43,942
                                                           ========      ========      ========


         The following table sets forth certain information regarding the carrying amount and fair values of BostonFed's mortgage-backed securities at the dates indicated:


                                                                    AT DECEMBER 31,
                                         --------------------------------------------------------------------
                                                 2000                    1999                     1998
                                         --------------------    --------------------    --------------------
                                         CARRYING      FAIR      CARRYING      FAIR      CARRYING      FAIR
                                          AMOUNT       VALUE      AMOUNT       VALUE      AMOUNT       VALUE
                                         --------     -------    --------     -------    --------     -------
                                                                  (IN THOUSANDS)
Mortgage-backed securities:
   Held to maturity:
      Ginnie Mae ....................     $10,829     $10,872     $13,201     $13,297     $16,645     $16,991
      Fannie Mae ....................         146         147         259         252         428         438
      Freddie Mac ...................      44,308      43,951         481         481         682         695
      Privately issued collateralized
         mortgage obligations .......          --          --          --          --       5,158       5,209
                                          -------     -------     -------     -------     -------     -------
      Total held to maturity ........      55,283      54,970      13,941      14,030      22,913      23,333
                                          -------     -------     -------     -------     -------     -------
   Available for sale:
      Ginnie Mae ....................          --          --          --          --       5,982       5,982
      Fannie Mae ....................       1,769       1,769       3,004       3,004          --          --
      Freddie Mac ...................       4,367       4,367       5,484       5,484       5,002       5,002
      Privately issued collateralized
         mortgage obligations........       9,236       9,236       7,052       7,052      10,045      10,045
                                          -------     -------     -------     -------     -------     -------

         Total available for sale ...      15,372      15,372      15,540      15,540      21,029      21,029
                                          -------     -------     -------     -------     -------     -------
         Total mortgage-backed
           securities ...............     $70,655     $70,342     $29,481     $29,570     $43,942     $44,362
                                          =======     =======     =======     =======     =======     =======

         The following table sets forth certain information regarding the carrying amount and fair values of BostonFed's short-term investments and investment securities at the dates indicated:


                                                                          AT DECEMBER 31,
                                              --------------------------------------------------------------------
                                                      2000                    1999                    1998
                                              --------------------    --------------------    --------------------
                                              CARRYING      FAIR      CARRYING      FAIR      CARRYING      FAIR
                                               AMOUNT       VALUE      AMOUNT       VALUE      AMOUNT       VALUE
                                              --------     -------    --------     -------    --------     -------
                                                                        (IN THOUSANDS)

Daily federal funds sold and
   short-term investments ................     $ 9,176     $ 9,176     $ 2,815     $ 2,815     $18,068     $18,068
Investment securities:
   Held to maturity:
      U.S. Government obligations, federal
         agency obligations, and other
         obligations .....................       2,304       2,328       2,304       2,275       7,302       7,371
                                               -------     -------     -------     -------     -------     -------


Total held to maturity ...................       2,304       2,328       2,304       2,275       7,302       7,371
                                               -------     -------     -------     -------     -------     -------
  Available for sale:
      U.S. Government obligations, federal
         agency obligations, and other
         obligations .....................      41,993      41,993      33,641      33,641      29,356      29,356
      Mortgage-related mutual funds ......      17,424      17,424      16,193      16,193      16,031      16,031
      Other mutual funds(1) ..............       1,278       1,278       1,960       1,960       1,974       1,974
      Marketable Equity Securities--
       Common Stock ......................       2,726       2,726       1,409       1,409       1,776       1,776
                                               -------     -------     -------     -------     -------     -------
         Total available for sale ........      63,421      63,421      53,203      53,203      49,137      49,137
                                               -------     -------     -------     -------     -------     -------
Total investment securities ..............     $74,901     $74,925     $58,322     $58,293     $74,507     $74,576
                                               =======     =======     =======     =======     =======     =======

------------------------------
(1) Consists of securities issued by an institutional mutual fund which primarily invests in short-term U.S. Government securities.

         The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of BostonFed's short-term investments, debt securities and mortgage-backed securities as of December 31, 2000.


                                                                                     AT DECEMBER 31, 2000
                                                              -------------------------------------------------------------------
                                                                                        MORE THAN ONE          MORE THAN FIVE
                                                                ONE YEAR OR LESS      YEAR TO FIVE YEARS     YEARS TO TEN YEARS
                                                              --------------------   --------------------   ----------------------
                                                                         WEIGHTED               WEIGHTED                WEIGHTED
                                                              CARRYING    AVERAGE    CARRYING    AVERAGE    CARRYING    AVERAGE
                                                               AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD
                                                              --------   ---------   --------   ---------   --------   ----------
                                                                                   (DOLLARS IN THOUSANDS)

Daily federal funds sold and short-term investments .......     $ 9,176    5.79%    $    --           --%    $    --         --%
Debt Securities:
   Held to maturity:
     U.S. Government obligations, federal agency
     obligations, and other obligations ...................         250    7.72       2,054         6.17          --         --
                                                                -------    ----      ------         ----     -------    -------
         Total held to maturity ...........................         250    7.72       2,054         6.17          --         --
                                                                -------    ----      ------         ----     -------    -------
   Available for sale:
     U.S. Government obligations, federal agency
     obligations, and other obligations ...................       2,501    6.55      17,806         6.64      15,924       6.76
                                                                -------    ----      ------         ----     -------    -------
               Total debt securities available for sale ...       2,501    6.55      17,806         6.64      15,924       6.76
                                                                -------    ----      ------         ----     -------    -------
Total short-term investments and debt securities ..........      11,927    5.99      19,860         6.59      15,924       6.76
                                                                =======    ====      ======         ====     =======    =======
Mortgage-backed securities:
   Held to maturity:
     Fannie Mae ...........................................          --      --         146         7.00          --         --
     Ginnie Mae ...........................................          --      --         249         8.37       1,202       8.18
     Freddie Mac ..........................................          --      --         270         7.00         213       7.00
                                                                -------              ------                  -------
         Total held to maturity ...........................          --      --         665         7.49       1,415       8.02
                                                                -------    ----      ------         ----     -------    -------
   Available for sale:
     Freddie Mac ..........................................          --      --       2,552         6.42       1,815       7.01
     Fannie Mae ...........................................          --      --          --           --          --         --
       Privately issued collateralized mortgage obligation           --      --          --           --          --         --
                                                                -------              ------                  -------    -------
       Total available for sale............................          --      --       2,552         6.42       1,815       7.01
                                                                -------    ----      ------         ----     -------    -------
         Total mortgage-backed securities .................          --    6.50%    $ 3,217         6.65%    $ 3,230       7.45%
                                                                =======    ====     =======         ====     =======    =======

                                                                                AT DECEMBER 31, 2000
                                                                  --------------------------------------------
                                                                   MORE THAN TEN YEARS           TOTAL
                                                                  ---------------------  ---------------------
                                                                              WEIGHTED               WEIGHTED
                                                                  CARRYING     AVERAGE    CARRYING    AVERAGE
                                                                   AMOUNT       YIELD      AMOUNT      YIELD
                                                                  ---------   ---------  ----------  ---------
                                                                             (DOLLARS IN THOUSANDS)

Daily federal funds sold and short-term investments .......        $    --          --%    $ 9,176      5.79%
Debt Securities:
   Held to maturity:
     U.S. Government obligations, federal agency
     obligations, and other obligations ...................             --          --       2,304      6.34
         Total held to maturity ...........................             --          --       2,304      6.34
   Available for sale:
     U.S. Government obligations, federal agency
     obligations, and other obligations ...................          5,762        6.66      41,993      6.68
                                                                   -------                 -------
               Total debt securities available for sale ...          5,762        6.66      41,993      6.61
Total short-term investments and debt securities ..........          5,762        6.66      53,473      6.50
                                                                   =======       =====     =======      ====
Mortgage-backed securities:
   Held to maturity:
     Fannie Mae ...........................................             --          --         146      7.00
     Ginnie Mae ...........................................          9,378        7.01      10,829      7.17
     Freddie Mac ..........................................         43,825        5.79      44,308      5.80
         Total held to maturity ...........................         53,203        6.00      55,283      6.07
                                                                   -------       -----     -------      ----
   Held for sale:
     Freddie Mac ..........................................             --          --       4,367      6.67
     Fannie Mae ...........................................          1,769        7.97       1,769      7.97
       Privately issued collateralized mortgage obligation           9,236        6.87       9,236      6.87
       Total held for sale ................................         11,005        7.04      15,372      6.93
                                                                   -------                 -------
         Total mortgage-backed securities .................        $64,208        6.18%    $70,655      6.26%
                                                                   =======       =====     =======      ====

SOURCES OF FUNDS

         GENERAL. Retail deposits, wholesale brokered deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Board advances are the primary sources of BostonFed's funds for use in lending, investing and for other general purposes.

         DEPOSITS. BostonFed offers a variety of deposit accounts with a range of interest rates and terms. BostonFed's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. For the year ended December 31, 2000, core deposits represented 48.7% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. BostonFed's deposits are obtained predominantly from the areas in which its branch offices are located. BostonFed relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions, mutual funds and equity markets significantly affect BostonFed's ability to attract and retain deposits. BostonFed uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area except through the use of wholesale brokered deposits which declined by $17.9 million during 2000 and increased by $53.7 million during 1999.

         The following table presents the deposit activity of BostonFed for the periods indicated:



                                                FOR THE YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  2000        1999        1998
                                                -------     -------     -------
                                                        (IN THOUSANDS)

Net increase in deposits ....................   $47,873     $37,033     $63,456
Interest credited on deposit accounts .......    31,725      25,872      23,867
Total increase (decrease) in deposit accounts   $79,598     $62,905     $87,323
                                                =======     =======     =======


         At December 31, 2000, BostonFed had $53.8 million in certificate accounts in amounts of $100,000 or more (excluding wholesale deposits) maturing as follows:


                                                           WEIGHTED
       MATURITY PERIOD                  AMOUNT            AVERAGE RATE
---------------------------------     ---------    ---------------------------
                                                    (DOLLARS IN THOUSANDS)

Three months or less.............      $12,763                 5.72%
Over 3 through 6 months..........       14,922                 5.93
Over 6 through 12 months.........       15,301                 6.45
Over 12 months...................       10,814                 6.57
                                       -------
Total............................      $53,800                 6.16%
                                       =======

         The following table sets forth the distribution of BostonFed's average deposit accounts for the periods indicated and the average cost on each category of deposits presented.


                                                        FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------------------------------------
                                         2000                         1999                        1998
                              ---------------------------  --------------------------  ---------------------------
                                         PERCENT                     PERCENT                     PERCENT
                                        OF TOTAL                     OF TOTAL                    OF TOTAL
                               AVERAGE  AVERAGE  AVERAGE   AVERAGE   AVERAGE  AVERAGE   AVERAGE  AVERAGE   AVERAGE
                               BALANCE  DEPOSITS   COST    BALANCE   DEPOSITS  COST     BALANCE  DEPOSITS    COST
                              --------- -------- --------  --------  -------  -------  --------- --------  -------
                                                             (DOLLARS IN THOUSANDS)

Money market deposit accounts  $ 55,796     6.81%    2.86% $ 59,279     8.24%    2.86%  $ 62,739     9.56%    2.93%
Savings accounts.............   160,118    19.55     2.80   142,399    19.81     2.48    121,092    18.45     2.48
NOW accounts.................   119,070    14.54     0.76   110,684    15.39     0.80    104,532    15.94     1.11
Non-interest-bearing accounts    64,176     7.83       --    49,944     6.95       --     54,808     8.36       --
                               --------   ------           --------   ------            --------    -----
     Total...................   399,160    48.73     1.75   362,306    50.39     1.69    343,171    52.31     1.75
                               --------   ------           --------   ------            --------    -----

Certificate accounts:
   Less than six months......    25,127     3.07     5.18    25,657     3.57     4.17     29,423     4.49     4.99
   Over six through 12 months    29,967     3.66     5.41    39,741     5.53     3.63     42,483     6.48     5.42
   Over 12 through 36 months.   317,884    38.80     6.10   241,689    33.62     6.00    187,285    28.55     6.02
   Over 36 months............     4,952     0.60     6.12     4,236     0.59     5.82      5,442     0.83     5.67
   IRA/KEOGH.................    42,101     5.14     5.53    45,345     6.31     5.49     48,177     7.34     5.73
                               --------   ------           --------   ------            --------   ------
     Total certificate accounts 420,031    51.27     5.89   356,668    49.61     5.54    312,810    47.69     5.79
                               --------   ------           --------   ------            --------   ------
       Total average deposits  $819,191   100.00%    3.87  $718,974   100.00%    3.60   $655,981   100.00%    3.68
                               ========   =======          ========   ======            ========   ======


         The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2000.




                                PERIOD TO MATURITY FROM DECEMBER 31, 2000                  AT DECEMBER 31,
                        ---------------------------------------------------------  --------------------------------
                        LESS THAN   ONE TO      TWO TO      THREE TO     FOUR TO
                        ONE YEAR   TWO YEARS  THREE YEARS  FOUR YEARS   FIVE YEARS   2000       1999        1998
                        ---------  ---------  -----------  -----------  ---------  ---------  ---------  ----------
                                                              (IN THOUSANDS)
Certificate accounts:
0 to 4.00%............  $      --    $    --     $     --    $      --    $    --   $     --   $  2,636    $  1,447
4.01 to 5.00%.........     18,944      4,907          762          626         --     25,239    101,858      46,814
5.01 to 6.00%.........    132,538      8,025        5,888        1,113      1,231    148,795    158,397     255,263
6.01 to 7.00%.........     94,088     47,942       27,827       12,115     24,166    206,138    136,497      35,135
7.01 to 8.00%.........      7,035     12,420       10,027        5,242      1,830     36,554         --          --
                        ---------    -------     --------    ---------    -------   --------   --------    --------

   Total..............  $ 252,605    $73,294     $ 44,504    $  19,096    $27,227   $416,726   $399,388    $338,659
                        =========    =======     ========    =========    =======   ========   ========    ========


         BORROWINGS. BostonFed utilizes advances from the Federal Home Loan Bank as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These Federal Home Loan Bank advances are collateralized primarily by certain of BostonFed's mortgage loans and mortgage-backed securities and secondarily by BostonFed's investment in capital stock of the Federal Home Loan Bank. Federal Home Loan Bank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, fluctuates from time to time in accordance with the policies of the Office of Thrift Supervision, Office of Comptroller of the Currency and the Federal Home Loan Bank. During the year ended December 31, 2000, BostonFed decreased its net borrowings from the Federal Home Loan Bank by $40.2 million to a balance of $344.3 million.

         The following tables set forth certain information regarding BostonFed's borrowed funds at or for the periods ended on the dates indicated:


                                                      AT OR FOR THE YEAR
                                                      ENDED DECEMBER 31,
                                             ------------------------------------
                                               2000           1999         1998
                                             --------      ---------     --------
                                                    (DOLLARS IN THOUSANDS)

Federal Home Loan Board advances:
   Average balance outstanding .........     $363,771      $367,484      $306,575
   Maximum amount outstanding at
      any month-end during the period ..      383,954       390,500       337,500
   Balance outstanding at end of period       344,334       384,500       337,500
   Weighted average interest rate
      during the period ................         6.10%         5.77%         5.94%
   Weighted average interest rate at end
       of period .......................         6.19%         5.80%         5.69%


                                                       AT OR FOR THE YEAR
                                                       ENDED DECEMBER 31,
                                              ------------------------------------
                                                2000           1999         1998
                                              --------      ---------     --------
                                                     (DOLLARS IN THOUSANDS)
Other Borrowed Money:
   Average balance outstanding ............    $2,679        $  365        $1,616
   Maximum amount outstanding at
      any month-end during the period .....     5,000         3,055         7,140
   Balance outstanding at end of period ...         0         3,055             0
   Weighted average interest rate
      during the period .................        9.97%         9.21%         6.05%
   Weighted average interest rate at end
     of period ..........................        N/A           9.25%          N/A



CORPORATION OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES

         On July 12, 2000, the Company sponsored the creation of BFD Preferred Capital Trust I ("Trust I"), a New York common law trust. The Company is the owner of all of the common securities of the Trust I. On July 26, 2000, the Trust I issued $10.0 million of its 11.295% Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $309,000 capital contribution for the Trust I common securities, were used to acquire $10.3 million aggregate principal amount of the Company's 11.295% Junior Subordinated notes due July 19, 2030, which constitute the sole asset of the Trust I. The Company has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust I's obligations under the Capital Securities.

         On August 18, 2000, the Company sponsored the creation of BFD Preferred Capital Trust II ("Trust II"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust II. On September 22, 2000, the Trust II issued $22.0 million of its 10.875% Capital Securities. The proceeds from this issuance, along with the Company's $681,000 capital contribution for the Trust II common securities, were used to acquire $22.7 million aggregate principal amount of the Company's 10.875% Junior Subordinated Debentures due October 1, 2030, which constitute the sole assets of the Trust II. The Company has, through the Declaration of Trust and the Amended and Restated declaration of Trust establishing the Trust, the Common Securities and the Capital Securities Guarantee Agreements, the debentures and related Indenture, taken together, fully, irrevocably and unconditionally guaranteed all of the Trust II's obligations under the Capital Securities.

SUBSIDIARY ACTIVITIES

         Leader Corporation incorporated under Massachusetts law, is a wholly owned subsidiary of Boston Federal.

         In 1994, Boston Federal, through Leader Corporation, entered into an agreement with Liberty Financial, a third party securities broker, to offer various uninsured investment products to Boston Federal's customers. Leader Corporation entered into a contract with such third party brokerage concern to perform brokerage services in segregated areas of Boston Federal's branches. Under this contract, Liberty Financial leases space from Boston Federal at Boston Federal's branch locations, pays rent and a percentage of sales to Leader Corporation. Leader Corporation had net income of $202,000 and $33,000, respectively, for the years ended December 31, 2000 and 1999.

         Forward Financial was acquired by Boston Federal in December 1999. Forward Financial is incorporated under Massachusetts law and operates as a subsidiary of Boston Federal. It originates loans, primarily direct with consumers purchasing or refinancing manufactured housing, recreational vehicles, and boats. To a lesser extent, Foward Financial originates real estate mortgages near its headquarters for its own portfolio and for sale. Forward Financial operates in approximately twenty-six states from its headquarters in Northborough, Massachusetts and three other offices. It sells the vast majority of the consumer loans it originates to third party client lenders.

         Ellsmere Insurance Agency, Inc. was acquired by Broadway National in December 1999. It is incorporated under Massachusetts law and has limited operations as a subsidiary of Broadway National. It earns finder fees for customer referrals to insurance companies.

PERSONNEL

         As of December 31, 2000, BostonFed had 351 authorized full-time employee positions and 76 authorized part-time employee positions, for a total of approximately 384 full time equivalents. The employees are not represented by a collective bargaining unit and BostonFed considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

         As a result of BostonFed's acquisition of Broadway National in February 1997, BostonFed became a bank holding company and ceased to be a savings and loan holding company. BostonFed, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA"). In addition, the activities of savings institutions, such as Boston Federal, are governed by the Home Owner's Loan Act ("HOLA") and the Federal Deposit Insurance Act ("FDI Act"). The activities of national banks are generally governed by the National Bank Act and the FDI Act.

         Boston Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the back-up regulator. Boston Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. Boston Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other institutions. Broadway National is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the back-up regulator. Broadway National's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF"), which is also managed by the FDIC. The OTS and OCC conduct periodic examinations to test Boston Federal's and Broadway National's safety and soundness and compliance with various regulatory requirements. Federal regulations establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the OCC, the FDIC or the Congress, could have a material adverse impact on BostonFed, Boston Federal and/or Broadway National and their operations. Certain of the regulatory requirements applicable to BostonFed, Boston Federal and to Broadway National are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to depository institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on BostonFed, Boston Federal and Broadway National.

FEDERAL HOME LOAN BANK OF BOSTON

         Both Boston Federal and Broadway National are members of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for stockholder member institutions. The Banks, as stockholders of the Federal Home Loan Bank, are required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Boston Federal and Broadway National were in compliance with this requirement with investments in Federal Home Loan Bank stock at December 31, 2000 of $19.5 million and $807,000, respectively.

         The Federal Home Loan Banks were required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Banks' net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

HOLDING COMPANY REGULATION

         FEDERAL REGULATION. Due to the acquisition of Broadway National, BostonFed became a multi-bank holding company subject to examination, regulation, and periodic reporting under the BHCA, as administered by the Federal Reserve Bank of Boston ("FRB").

         BostonFed is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval will also be required for BostonFed to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, BostonFed would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of and future prospects of the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over banks to be acquired.

         The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being "well capitalized" and "well managed," to opt to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through "financial subsidiaries" in certain of the activities permitted for financial holding companies. Financial subsidiaries are generally treated as an affiliates for purposes of restrictions on a bank's transactions with affiliates. BostonFed has not opted to become a financial services holding company.

         A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services;
(iv) acting as fiduciary, investment or financial advisor; (v) finance leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association, like Boston Federal, provided that the savings association only engages in activities permitted bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OTS for Boston Federal and the OCC for Broadway National. See "Capital Requirements." BostonFed's total and Tier 1 capital exceeds these requirements.

         Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of BostonFed's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

         The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Bank holding company appears consistent with the organization's capital needs, asset quality, and overall financial condition. The FRB's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of BostonFed to pay dividends or otherwise engage in capital distributions.

         The status of BostonFed as a registered bank holding company under the BHCA does not exempt it from certain Federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the Federal securities laws.

         Under the FDI Act, depository institutions are potentially liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This applies to depository institutions controlled by the same bank holding company.

         BostonFed and its subsidiaries will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of BostonFed to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of BostonFed, Boston Federal or Broadway National.

         STATE REGULATION. BostonFed is also a "bank holding company" within the meaning of the Massachusetts bank holding company laws. The prior approval of the Massachusetts Board of Bank Incorporation is required before BostonFed may acquire in Massachusetts all or substantially all of the assets of any depository institution (or holding company thereof), merge with a holding company of a depository institution or acquire more than 5% of the voting stock of a depository institution or holding company thereof.

ACQUISITION OF THE HOLDING COMPANY

         FEDERAL REGULATION. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of BostonFed's outstanding voting stock, unless the FRB has found that the acquisition will not result in a change in control of BostonFed. Under the CIBCA, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

         Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of BostonFed within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of BostonFed or the ability to control in any manner the election of a majority of BostonFed's directors. An existing bank holding company would be required to obtain the FRB's prior approval under the BHCA before acquiring more than 5% of BostonFed's voting stock. See "--Holding Company Regulation." Approval of the Massachusetts Board of Bank Incorporation may also be required for acquisition of BostonFed under some circumstances.

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

         National Banks are required by OCC regulation to maintain a leverage
(core) capital at least equal to 4% of assets, net of certain exclusions, (3% for institutions receiving the highest examination rating), a risk-based Tier I capital ratio of 4% and an 8% risk-based capital ratio. Both the OTS and the OCC have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular institution.

         BostonFed is subject to consolidated capital requirements pursuant to the regulations of the FRB. Generally, a bank holding company must have a consolidated ratio of core (Tier 1) capital to total assets of at least 3% if it receives the FRB's highest examination rating and 4% otherwise. A bank holding company also must maintain a total capital to risk-based assets ratio of at least 8% and a Tier 1 (core) capital to risk- based assets ratio of at least 4%.

         The following table presents Boston Federal's and Broadway National's capital position at December 31, 2000 relative to regulatory requirements.


                                                                FOR CAPITAL
                                                                 ADEQUACY           TO BE WELL
                                             ACTUAL              PURPOSES           CAPITALIZED
                                      -------------------  -------------------  -------------------
                                      AMOUNT       RATIO    AMOUNT      RATIO    AMOUNT      RATIO
                                     -------      -------  -------     -------  -------      ------
                                                       (DOLLARS IN THOUSANDS)
As of December 31, 2000
         Risk-based Total Capital:
                Boston Federal.....   $77,766      10.8%    $57,585      8.0%   $71,981      10.0%
                Broadway National..    10,168      14.0       5,812      8.0      7,266      10.0
         Core Capital:
                Boston Federal.....    68,781       5.9      46,363      4.0     57,953       5.0
                Broadway National       9,456       6.5       5,824      4.0      7,281       5.0
         Risk-based Tier I Capital:
                Boston Federal.....    68,781       9.6      28,792      4.0     43,188       6.0
                Broadway National       9,456      13.0       2,906      4.0      4,359       6.0
         Tangible Capital:
                Boston Federal.....    68,781       5.9      23,181       2.0    57,953       5.0


         BostonFed's regulatory capital ratios at December 31, 2000 were 7.8%, 12.7% and 14.2% for Tier 1 leverage ratio, Tier 1 capital ratios and total capital ratios, respectively.

         PROMPT CORRECTIVE REGULATORY ACTION. The Office of Thrift Supervision and Office of Comptroller of the Currency are required to take certain supervisory actions against undercapitalized institutions under their jurisdiction, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier

1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS and OCC are required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS or OCC within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS and OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of Boston Federal and Broadway National are presently insured by the FDIC through the SAIF and BIF, respectively. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for both SAIF and BIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         Boston Federal's and Broadway National's FDIC assessment rate for fiscal 2000 was 0 basis points. A significant increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of BostonFed.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. By law, there was equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000. FICO payments during 2000 were $139,000 for Boston Federal and $25,000 for Broadway National. These payments approximated 2.07 basis points.

         Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the regulators. The management of Boston Federal and Broadway National does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital, surplus, and allowable general valuation allowance. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. National banks are generally subject to similar loan to one borrower limits. At December 31, 2000, Boston Federal's limit on loans to one borrower was $11.9 million and Broadway National's limit was $1.5 million. At December 31, 2000, Boston Federal's largest aggregate outstanding balance of loans and outstanding commitments to one borrower was $7.1 million and Broadway National's largest aggregate outstanding balance of loans and outstanding commitments to one borrower was $932,000.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, Boston Federal maintained approximately 90% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         National banks such as Broadway National are not subject to the QTL test.

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. In the event Boston Federal's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, Boston Federal's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         National banks may not pay dividends out of their permanent capital and may not, without OCC approval, pay dividends in excess of the total of the Bank's retained net income for the year combined with retained net income for the prior two years. A national bank may not pay a dividend that would cause it to fall below regulatory capital standards. At December 31, 2000, Broadway National met all applicable regulatory capital standards.

         LIQUIDITY. During 2000, Boston Federal was required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%. Monetary penalties could have been imposed for failure to meet these liquidity requirements. Boston Federal's liquidity ratio for December 31, 2000 was 13.66%, which exceeded the applicable requirement. Broadway National, under OCC regulations, is not subject to separate regulatory liquidity requirements. Recent legislation has repealed the liquidity requirement applicable to savings associations such as Boston Federal.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Boston Federal's latest quarterly thrift financial report. The assessments paid by Boston Federal for the fiscal year ended December 31, 2000 totalled $197,000.

         National banks pay semi-annual assessments to the OCC to fund its operations based on asset size. Such assessments for Broadway National amounted to $47,000 for the year ended December 31, 2000.

         BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

         National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") provided for interstate branching for national banks. Under the Act, interstate branching by merger was authorized on June 1, 1997 unless the state in which the Bank is to branch has enacted a law opting out of interstate branching. Massachusetts did not enact any law opting out of interstate branching. DE NOVO interstate branching is permitted by the Act to the extent the state into which Broadway National is to branch has enacted a law authorizing out-of-state banks to establish DE NOVO branches.

         TRANSACTIONS WITH RELATED PARTIES. The authority of a depository institution to engage in transactions with related parties or "affiliates" (E.G., any company that controls or is under common control with an institution, including BostonFed) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the depository institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions like Boston Federal are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Certain transaction between sister institutions in a holding company are exempt from these requirements.

         The authority of Boston Federal and Broadway National to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution's capital position and requires certain board approval procedures to be followed. Both banks have complied with Regulation O requirements.

         ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions, the OCC has primary enforcement authority over national banks and both agencies have the authority to bring actions against the respective institutions and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to OTS that enforcement action be taken with respect to a particular savings institution or the OCC with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The FRB has similar enforcement authority with respect to BostonFed. Neither BostonFed nor the Banks are under any enforcement action.

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

FEDERAL RESERVE SYSTEM

         The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.8 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $42.8 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Boston Federal and Broadway National are in compliance with these requirements.

FEDERAL SECURITIES LAWS

         BostonFed's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). BostonFed is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

         Shares of the common stock purchased by persons who are not affiliates of BostonFed may be resold without registration. Shares purchased by an affiliate of BostonFed will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). If BostonFed meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of BostonFed who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed in any three-month period the greater of (i) 1% of the outstanding shares of BostonFed or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provisions may be made in the future by BostonFed to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. BostonFed and the Banks report their federal income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Boston Federal's reserve for bad debts discussed below. Broadway National also reports its income on a consolidated basis with BostonFed and Boston Federal. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or BostonFed. For its 2000 taxable year, BostonFed is subject to a maximum federal income tax rate of 35%.

         BAD DEBT RESERVES. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. Under the Small Business Job Protection Act of 1996 (the "1996 Act"), for its current and future taxable years, Boston Federal is not permitted to make additions to its tax bad debt reserves. In addition, Boston Federal is required to recapture (I.E., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 other than its supplemental reserve for losses on loans, if any, over the balance of such reserves as of December 31, 1987. BostonFed has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or income tax expense.

         DISTRIBUTIONS. Under the 1996 Act, if Boston Federal makes "non-dividend distributions" to BostonFed, such distributions will be considered to have been made from Boston Federal's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from its supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in Boston Federal's income. Non-dividend distributions include distributions in excess of Boston Federal's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Boston Federal's current or accumulated earnings and profits will not be so included in Boston Federal's income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if Boston Federal makes a non-dividend distribution to BostonFed, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Boston Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves. The bad debt reserves subject to recapture amount to $13.3 million for which no deferred taxes have been provided.

STATE AND LOCAL TAXATION

         COMMONWEALTH OF MASSACHUSETTS. Financial institutions are subject to a tax on their apportioned income to Massachusetts at the rate of 10.5%. BostonFed's two bank subsidiaries each own a security corporation and a real estate investment trust ("REIT"). The security corporations, which don't qualify as "bank holding company" are taxed at 1.32%. The REITs pay no tax, provided they distribute 100% of their income to their respective stockholders. Subsidiary corporations of Boston Federal and Broadway National conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions.

         Corporations which qualify as "securities corporations," as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a "bank-holding company" under the Massachusetts tax code. BostonFed has applied for and received approval to be taxed at this reduced tax rate as long as it is exclusively engaged in activities of a "securities corporation." BostonFed believes it will continue to qualify as a securities corporation because a separate subsidiary was formed to make the loan to Boston Federal's Employee Stock Ownership Plan and BostonFed's other activities qualify as activities permissible for a securities corporation. If it were determined that BostonFed failed to so qualify, it would be taxed as a financial institution at a rate of 10.50%.

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, BostonFed is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. Forward Financial files state tax returns in various states it operates in accordance with state tax requirements.

ITEM 2.  PROPERTIES.


         The Company conducts its business through Boston Federal and Broadway National which operate through a home office in Burlington, Massachusetts and eight other offices. BostonFed believes its current facilities are adequate to meet the present and immediately foreseeable needs of BostonFed.


                                                            ORIGINAL                            NET BOOK VALUE OF
                                                              YEAR                                 PROPERTY OR
                                              LEASED         LEASED            DATE OF              LEASEHOLD
                                                OR             OR               LEASE            IMPROVEMENTS AT
LOCATION                                      OWNED         ACQUIRED          EXPIRATION        DECEMBER 31, 2000
----------                                  ----------     ----------     -----------------   ---------------------
                                                                                                 (In thousands)
ADMINISTRATIVE/BRANCH/HOME
OFFICE:

   17 New England Executive Park              Leased          1988         November, 2008            $ 2,572
   Burlington, MA  01803

BRANCH OFFICES:
   980 Massachusetts Avenue                    Owned          1976                     --                436
   Arlington, MA  02174

   60 The Great Road                           Owned          1971                     --                435
   Bedford, MA  01730

   449 Boston Road                            Leased          2000           August, 2017              1,382
   Billerica, MA  01821

   451 Boston Road(1)                          Owned          1972                     --                297
   Billerica, MA 0182

   75 Federal Street                          Leased          1988           August, 2003                 72
   Boston, MA  02110

   457 Broadway                                Owned          1969                     --                670
   Chelsea, MA  02150

   1840 Massachusetts Avenue                   Owned          1960                     --              1,000
   Lexington, MA  02173

   31 Cross Street                             Owned          1971                     --                446
   Peabody, MA  01960

   411 Broadway                                Owned          1977                     --              1,128
   Revere, MA  02150

   200 Linden Street                          Leased          1973         November, 2003                110
   Wellesley, MA  02181

   280 Montvale Avenue                         Owned          2000                     --              1,923
   Woburn, MA 02476

   Forward Financial Co.                      Leased with various terms and locations.                   176
   360 Church Street                                                                                 -------
   Northboro, MA 01532

      Total............................                                                              $10,647
                                                                                                     =======

(1)  Office is closed.  Sale is pending.

ITEM 3.  LEGAL PROCEEDINGS.

         Except as described below, BostonFed is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to BostonFed's financial condition or results of operations.

         Broadway National was named a defendant in the Superior Court for Suffolk County, Massachusetts, civil action served on April 12, 1999 in a matter captioned "Glyptal, Inc. v. John Hetherton, Jr., Fleet Bank, NA and Broadway National Bank of Chelsea." The suit alleges that an officer of the Plaintiff, Glyptal, embezzled funds from Plaintiff, by making unauthorized transfers from Plaintiff's corporate accounts and subsequently deposited checks drawn on such account into an account at Broadway National. Plaintiff alleges that Broadway National knew or should have known of the alleged fraudulent actions of Plaintiff's officer, and that Broadway National owed a duty to Plaintiff to investigate the transactions and protect Plaintiff from the alleged fraudulent actions. The Plaintiff is seeking damages for the alleged breach of duty by the defendants. Broadway National intends to deny the allegations that it owed or breached any duty to Plaintiff or that it is liable for any losses incurred by Plaintiff. Broadway National intends to vigorously defend the action and believes the action is not likely to result in any material loss or adverse effect on the financial condition of BostonFed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Information relating to the market for BostonFed's common equity and related stockholder matters appearing under "Shareholder Information" in BostonFed's 2000 Annual Report to Shareholders is incorporated herein by reference. Information relating to dividend restrictions for BostonFed's common stock appears under "Regulation and Supervision" herein.

ITEM 6.  SELECTED FINANCIAL DATA.

         "Selected Financial Data" in BostonFed's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The "Management Discussion and Analysis of Financial Condition and Results of Operation" in BostonFed's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEMS 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

         The above-captioned information is incorporated herein by reference from pages 9 through 13 of BostonFed's 2000 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The required information is incorporated herein by reference from pages 24 through 71 of BostonFed's 2000 Annual Report to Shareholders.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information regarding directors and executive officers of BostonFed is incorporated herein by reference from pages 5 through 7 of BostonFed's Proxy Statement for the Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information regarding executive compensation of directors and executive officers is incorporated herein by reference from pages 8 through 15 of BostonFed's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference from pages 4 through 6 of BostonFed's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information relating to certain relationships and related transactions is incorporated herein by reference from pages 17 and 18 of BostonFed's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)(1) The following Consolidated Financial Statements of BostonFed, included in BostonFed's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference in Item 8. The rest of the information in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided below.

                                                                                                             PAGE

Independent Auditors' Report......................................................................            24

Consolidated Balance Sheets as of
  December 31, 2000 and 1999.........................................................................         25

Consolidated Statements of Income for the Years Ended
  December 31, 2000, 1999 and 1998...................................................................         26

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2000, 1999 and 1998...................................................        27-29

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000, 1999 and 1998.............................................................        30-31

Notes to Consolidated Financial Statements...........................................................        32-71

     The remaining information appearing in the Annual Report to Stockholder is not deemed to be filed as part of this report, except as expressly provided herein.

         (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)    Exhibits

                (a) The following exhibits are filed as part of this report
 .
                  3.1 Restated Certificate of Incorporation of BostonFed Bancorp, Inc. (1)
                  3.2 BostonFed Bancorp, Inc. Amended and Restated Bylaws as of February 23, 2000 (2)
                  4.0      Stock Certificate of BostonFed Bancorp, Inc. (1)
                 10.1      Employment Agreement between Boston Federal and David
                           F. Holland and Employment Agreement between BostonFed and David F. Holland (2)
                 10.2      Employment Agreement between Boston Federal and David
                           P. Conley and Employment Agreement between BostonFed and David P. Conley (2)
                 10.3      Employment Agreement between Boston Federal and John
                           A. Simas and Employment Agreement between BostonFed and John A. Simas (2)
                 10.4 Boston Federal Savings Bank Employee Severance Compensation Plan (1)
                 10.5 Consulting Agreement between Gene J. DeFeudis and Diversified Ventures, Inc., d/b/a Forward Financial Company.
                 10.6      BostonFed Bancorp, Inc. 1996 Stock-Based Incentive
                           Plan (3)

                  10.7     BostonFed Bancorp, Inc. 1997 Stock Option Plan (4)
                  10.8 Boston Federal Savings Bank Defined Benefit Restoration Plan (2)
                  10.9 Boston Federal Savings Bank Defined Contribution Restoration Plan (2)
                  10.10    Employment Agreement Between Boston Federal and John
                           D. Mullen and Employment Agreement Between BostonFed and John D. Mullen
                  10.11    Employment Agreement Between Boston Federal and Shaun
                           W. McGee and Employment Agreement Between BostonFed and Shaun W. McGee
                  11.0 Computation of earnings per share (see Consolidated Statements of Income located on page 26 of the 2000 Annual Report)
                  13.0     2000 Annual Report to Shareholders
                  21.0     Subsidiaries of the Registrant
                  23.0     Consent of Independent Auditors
                  99.0 Proxy Statement for 2001 Annual Meeting previously filed on March 30, 2001 is herein incorporated by reference.

                -----------------------------
                  (1) Incorporated herein by reference into this document from the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995. Registration No. 333-94860.
                  (2)      Incorporated herein by reference into this document
                           from the Form 10-K filed on March 30, 2000.
                  (3)      Incorporated herein by reference into this document
                           from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated March 20, 1996.
                  (4) Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated March 28, 1997.
                  (5) Boston Federal and the Company have entered into employment agreements with Messrs. Mullen and McGee. The employment agreement for Mr. McGee is not filed as part of this report. Rather, the Exhibit for Mr. McGee incorporates by reference the agreements filed with this report for Mr. Mullen and describes the differences between the agreements for Mr. McGee.

                (b) Reports on Form 8-K.


                    On February 7, 2001, Registrant filed a current report on Form 8-K attaching the Press Release issued by BostonFed Bancorp, Inc on January 19, 2001 in connection with announcing its fourth quarter earnings.

                    On February 8, 2001, Registrant filed a Form S-4 comprising of BFD Preferred Capital Trust II Prospectus.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BOSTONFED BANCORP, INC.


                                     By: /s/ David F. Holland
                                         --------------------------------------
                                         David F. Holland
                                         President and Chief Executive Officer
DATED: March 30, 2001

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      NAME                                    TITLE                                             DATE


/s/ David F. Holland                          President, Chief Executive Officer                March 30, 2001
------------------------------------------    and Chairman of the Board
David F. Holland


/s/ David P. Conley                           Director, Executive Vice President,               March 30, 2001
------------------------------------------    Assistant Treasurer and Assistant Secretary
David P. Conley


/s/ John A. Simas                             Executive Vice President,                         March 30, 2001
------------------------------------------    Corporate Secretary and Chief Financial
John A. Simas                                 Officer (Principal financial and accounting officer)



/s/ Edward P. Callahan                        Director                                          March 30, 2001
------------------------------------------
Edward P. Callahan



/s/ Gene J. DeFeudis                          Director                                          March 30, 2001
------------------------------------------
Gene J. DeFeudis


/s/ Richard J. Dennis, Sr.                    Director                                          March 30, 2001
------------------------------------------
Richard J. Dennis, Sr.


/s/ Richard J. Fahey                          Director                                          March 30, 2001
------------------------------------------
Richard J. Fahey


/s/ Patricia M. Flynn                         Director                                          March 30, 2001
------------------------------------------
Patricia M. Flynn

/s/ Charles R. Kent                            Director                                          March 30, 2001
------------------------------------------
Charles R. Kent


/s/ W. Robert Mill                             Director                                          March 30, 2001
------------------------------------------
W. Robert Mill

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
BostonFed Bancorp, Inc.:


We have audited the accompanying consolidated balance sheets of BostonFed Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BostonFed Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP


Boston, Massachusetts
January 19, 2001

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

           (Dollars in thousands, except share and per share amounts)


                           ASSETS                                                      2000                1999
                                                                                    -----------         ---------
Cash and due from banks (note 1)                                                    $    41,499            31,881
Federal funds sold                                                                        8,809             2,541
Certificates of deposit                                                                     367               274
                                                                                    -----------         ---------
                   Total cash and cash equivalents                                       50,675            34,696

Investment securities available for sale
    (amortized cost of $63,361 for 2000 and $55,051 for 1999) (note 3)                   63,421            53,203
Investment securities held to maturity (fair value of $2,328
    for 2000 and $2,275 for 1999) (notes 4 and 10)                                        2,304             2,304
Mortgage-backed securities available for sale (amortized
    cost of $15,488 for 2000 and $15,881 for 1999) (notes 3 and 10)                      15,372            15,540
Mortgage-backed securities held to maturity (fair value of $54,970
    for 2000 and $14,030 for 1999) (notes 4 and 10)                                      55,283            13,941
Mortgage loans held for sale                                                             12,816            16,174
Loans, net of allowance for loan losses of $11,381 for
    2000 and $10,654 for 1999 (notes 5 and 6)                                         1,036,435         1,032,594
Accrued interest receivable (note 7)                                                      7,375             6,267
Stock in FHLB of Boston, at cost (note 10)                                               20,649            20,311
Bank-owned life insurance                                                                21,823            20,556
Premises and equipment, net (note 8)                                                     10,647             8,212
Goodwill, net of amortization                                                            19,195            19,519
Deferred income tax asset, net (note 11)                                                  1,563             2,411
Prepaid expenses and other assets                                                        10,224             7,925
                                                                                    -----------         ---------
                   Total assets                                                     $ 1,327,782         1,253,653
                                                                                    ===========         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposit accounts (note 9)                                                       $   849,647           770,049
    Federal Home Loan Bank advances and other borrowings (note 10)                      344,334           387,555
    Advance payments by borrowers for taxes and insurance                                 2,864             3,298
    Accrued expenses and other liabilities                                                9,024             7,047
                                                                                    -----------         ---------
                   Total liabilities                                                  1,205,869         1,167,949
                                                                                    -----------         ---------
Corporation obligated mandatorily redeemable capital securities (note 13)                32,000                --

Commitments and contingencies (notes 3, 4, 5, 8 and 14)

Stockholders' equity (notes 2 and 12):
    Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued               --                --
    Common stock, $0.01 par value; 17,000,000 shares authorized;
       6,589,617 shares issued for 2000 and 1999                                             66                66
    Additional paid-in capital                                                           67,538            67,198
    Retained earnings                                                                    57,696            50,481
    Accumulated other comprehensive income (loss)                                            88            (1,485)
    Treasury stock, at cost (1,956,736 and 1,616,536 shares for 2000 and 1999,
       respectively)                                                                    (34,281)          (28,532)
    Unallocated ESOP shares                                                              (1,058)           (1,663)
    Unearned 1996 stock-based incentive plan                                               (136)             (361)
                                                                                    -----------         ---------
                   Total stockholders' equity                                            89,913            85,704
                                                                                    -----------         ---------
                   Total liabilities and stockholders' equity                       $ 1,327,782         1,253,653
                                                                                    ===========         =========


See accompanying notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 2000, 1999 and 1998

                    (In thousands, except per share amounts)

                                                                              2000            1999           1998
                                                                            --------         ------         ------
Interest income:
    Loans (note 5)                                                          $ 80,960         73,096         66,040
    Investment securities                                                      6,272          5,312          5,258
    Mortgage-backed securities                                                 4,393          2,154          3,335
    Federal funds sold                                                           209            174            142
                                                                            --------         ------         ------
                   Total interest income                                      91,834         80,736         74,775
                                                                            --------         ------         ------
Interest expense:
    Deposit accounts (note 9)                                                 31,725         25,872         24,096
    Borrowed funds (note 10)                                                  22,764         21,336         18,461
                                                                            --------         ------         ------
                   Total interest expense                                     54,489         47,208         42,557
                                                                            --------         ------         ------
Net interest income                                                           37,345         33,528         32,218
Provision for loan losses (note 6)                                             1,000          1,626          1,642
                                                                            --------         ------         ------
                   Net interest income after provision for loan losses        36,345         31,902         30,576
                                                                            --------         ------         ------
Non-interest income:
    Gain on sale of loans                                                      9,009          3,017          3,173
    Deposit service fees                                                       1,961          1,742          1,658
    Income from bank owned life insurance (note 12)                            1,267            556             --
    Loan processing and servicing fees (note 5)                                  661            583            477
    Gain (loss) on sale of investments (note 3)                                    5            (28)            19
    Other                                                                      1,451          1,041            801
                                                                            --------         ------         ------
                   Total non-interest income                                  14,354          6,911          6,128
                                                                            --------         ------         ------
Non-interest expense:
    Compensation and benefits (note 12)                                       20,073         14,955         13,728
    Occupancy and equipment                                                    4,256          3,284          3,187
    Data processing                                                            1,513          1,589          1,286
    Advertising expense                                                        1,051            691            523
    Deposit insurance premiums                                                   164            368            327
    Real estate operations                                                      (257)           (71)           (71)
    Goodwill amortization                                                      1,406            284            212
    Corporation obligated mandatorily redeemable capital securities
      distributions (note 13)                                                  1,137             --             --
    Other                                                                      6,302          4,200          4,740
                                                                            --------         ------         ------
                   Total non-interest expense                                 35,645         25,300         23,932
                                                                            --------         ------         ------
Income before income taxes                                                    15,054         13,513         12,772
Income tax expense (note 11)                                                   5,344          4,945          5,151
                                                                            --------         ------         ------
                   Net income                                               $  9,710          8,568          7,621
                                                                            ========         ======         ======
Basic earnings per share                                                    $   2.07           1.78           1.50
                                                                            ========         ======         ======
Diluted earnings per share                                                  $   2.01           1.71           1.43
                                                                            ========         ======         ======
Weighted average shares outstanding - basic                                    4,700          4,825          5,078
                                                                            ========         ======         ======
Weighted average shares outstanding - diluted                                  4,827          4,997          5,328
                                                                            ========         ======         ======


See accompanying notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                    (In thousands, except per share amounts)

                                                                                                             UNEARNED
                                                                           ACCUMULATED                         STOCK-
                                                                              OTHER                            BASED
                                    SHARES OF         ADDITIONAL          COMPREHENSIVE          UNALLOCATED INCENTIVE    TOTAL
                                     COMMON   COMMON   PAID-IN   RETAINED     (LOSS)    TREASURY    ESOP       PLAN    STOCKHOLDERS'
                                      STOCK    STOCK   CAPITAL   EARNINGS     INCOME      STOCK    SHARES     ("SIP")    EQUITY
                                    --------  ------  ---------- -------- ------------- -------- ----------- --------- ------------
Balance at December 31, 1997          6,590  $    66   65,282     38,645       242      (18,146)   (3,174)     (1,304)    81,611

  Common stock repurchased
     (409 shares at an average
     price of $19.56 per share)          --       --       --         --        --       (7,998)       --          --     (7,998)

  Stock options exercised
     (.9 shares at an average
     price of $16.67 per share,
     net of tax benefit)                 --       --       --         --        --           16        --          --         16

  Cash dividends declared and
     paid ($.37 per share)               --       --       --     (2,010)       --           --        --          --     (2,010)

  Reduction in unallocated ESOP
     shares charged to expense           --       --       --         --        --           --       756          --        756

  Appreciation in fair value of
     shares charged to expense
     for compensation plans              --       --    1,135         --        --           --        --          --      1,135

  Earned portion of SIP shares
     charged to expense                  --       --       --         --        --           --        --         593        593

  Comprehensive income:
     Changes in net unrealized
        gain (loss) in investments
        available for sale, net          --       --       --         --        70           --        --          --         70
  Net income                             --       --       --      7,621        --           --        --          --      7,621
                                                                                                                         -------
     Comprehensive income                                                                                                  7,691
                                    -------  -------  -------    -------   -------      -------   -------     -------    -------
Balance at December 31, 1998          6,590       66   66,417     44,256       312      (26,128)   (2,418)       (711)    81,794

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                    (In thousands, except per share amounts)

                                                                                                            UNEARNED
                                                                           ACCUMULATED                        STOCK-
                                                                              OTHER                           BASED
                                    SHARES OF         ADDITIONAL          COMPREHENSIVE          UNALLOCATED INCENTIVE    TOTAL
                                     COMMON   COMMON   PAID-IN   RETAINED     (LOSS)    TREASURY    ESOP       PLAN    STOCKHOLDERS'
                                      STOCK    STOCK   CAPITAL   EARNINGS     INCOME      STOCK    SHARES     ("SIP")    EQUITY
                                    --------  ------  ---------- -------- ------------- -------- ----------- --------- ------------

    Common stock repurchased
       (144 shares at an average
       price of $17.31 per share)       --    $  --       --        --          --        (2,492)       --        --      (2,492)

    Stock options exercised
       (5 shares at an average
       price of $12.44 per share,
       net of tax benefit)              --       --      (19)       --          --            88        --        --          69

    Cash dividends declared and                                                 --            --
       paid ($.46 per share)            --       --       --    (2,343)                                 --        --      (2,343)

    Reduction in unallocated ESOP
       shares charged to expense        --       --       --        --          --            --       755        --         755

    Appreciation in fair value of
       shares charged to expense
       for compensation plans           --       --      800        --          --            --        --        --         800

    Earned portion of SIP shares
       charged to expense               --       --       --        --          --            --        --       350         350

    Comprehensive income:
       Changes in net unrealized
          gain (loss) in investments
          available for sale, net       --       --       --        --      (1,797)           --        --        --      (1,797)

    Net income                          --       --       --     8,568          --            --        --        --       8,568
                                                                                                                         -------
       Comprehensive income                                                                                                6,771
                                     -----    -----  -------   -------     -------       -------   -------   -------     -------
Balance at December 31, 1999         6,590       66   67,198    50,481      (1,485)      (28,532)   (1,663)     (361)     85,704

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                    (In thousands, except per share amounts)

                                                                                                             UNEARNED
                                                                           ACCUMULATED                         STOCK-
                                                                              OTHER                            BASED
                                    SHARES OF         ADDITIONAL          COMPREHENSIVE          UNALLOCATED INCENTIVE    TOTAL
                                     COMMON   COMMON   PAID-IN   RETAINED     (LOSS)    TREASURY    ESOP       PLAN    STOCKHOLDERS'
                                      STOCK    STOCK   CAPITAL   EARNINGS     INCOME      STOCK    SHARES     ("SIP")    EQUITY
                                    --------  ------  ---------- -------- ------------- -------- ----------- --------- ------------
    Common stock repurchased
       (332 shares at an average
       price of $17.71 per share)       --    $    --       --        --          --     (5,886)       --        --      (5,886)

    Stock options exercised
       (8 shares at an average
       price of $13.06 per share,
       net of tax benefit)              --         --       (8)       --          --        137        --        --         129

    Cash dividends declared and
       paid ($.52 per share)            --         --       --    (2,495)         --         --        --        --      (2,495)

    Reduction in unallocated ESOP
       shares charged to expense        --         --       --        --          --         --       605        --         605

    Appreciation in fair value of
       shares charged to expense
       for compensation plans           --         --      348        --          --         --        --        --         348

    Earned portion of SIP shares
       charged to expense               --         --       --        --          --         --        --       225         225

    Comprehensive income:
       Changes in net unrealized
          gain in investments
          available for sale, net       --         --       --        --       1,573         --        --        --       1,573

    Net income                          --         --       --     9,710          --         --        --        --       9,710
                                                                                                                        -------
       Comprehensive income                                                                                              11,283
                                   -------    -------  -------   -------     -------    -------   -------   -------     -------
Balance at December 31, 2000         6,590    $    66   67,538    57,696          88    (34,281)   (1,058)     (136)     89,913
                                   =======    =======  =======   =======     =======    =======   =======   =======     =======


See accompanying notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                             (Dollars in thousands)


                                                                                   2000            1999            1998
                                                                                  -------        -------          ------
Net cash flows from operating activities:
    Net income                                                                 $   9,710           8,568           7,621
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, amortization and accretion, net                              2,670           1,465           1,343
        Earned SIP shares                                                            225             350             593
        Reduction in unallocated ESOP shares                                         605             755             756
        Appreciation in fair value of shares charged to expense for
          compensation plans                                                         348             800           1,135
        Income from bank-owned life insurance                                     (1,267)           (556)             --
        Provision for loan losses                                                  1,000           1,626           1,642
        Recovery for valuation allowance for real estate
          owned                                                                        7              --              17
        Loans originated for sale                                               (259,134)       (301,464)       (357,405)
        Proceeds from sale of loans                                              271,501         305,315         353,387
        Net loss (gain) on sale of investment securities                              (5)             28             (19)
        Deferred income tax expense                                                  221             185             208
        Gain on sale of real estate acquired through foreclosure                      (4)            (15)            (60)
        Gain on sale of loans                                                     (9,009)         (3,017)         (3,173)
        Increase in accrued interest receivable                                   (1,108)           (718)           (386)
        Increase in prepaid expenses and other assets                             (1,993)            (92)         (1,520)
        Increase (decrease) in accrued expenses and other liabilities              1,418          (3,190)          2,818
                                                                               ---------        --------        --------
               Net cash provided by operating activities                          15,185          10,040           6,957
                                                                               ---------        --------        --------

Cash flows from investing activities:
    Net cash paid for acquisitions                                                  (975)        (28,609)             --
    Proceeds from sales of investment securities available for sale                   46              --           5,000
    Proceeds from sale of mortgage-backed securities available for sale               --           4,034              --
    Proceeds from maturities of investment securities available for sale           6,000          20,375              --
    Proceeds from maturities of investment securities held to maturity                --           5,500          14,850
    Purchase of investment securities available for sale                         (14,904)        (27,329)        (32,217)
    Purchase of investment securities held to maturity                                --            (500)         (1,500)
    Purchase of mortgage-backed securities available for sale                     (1,986)         (5,005)        (10,856)
    Principal repayments of investments securities available-for-sale                628             657          10,000
    Principal repayments on mortgage-backed securities held to maturity            9,620           8,993          15,432
    Principal repayments on mortgage-backed securities available for sale          2,343           5,899           8,843
    Increase in portfolio loans, net                                             (55,816)        (79,700)       (153,576)
    Purchase of FHLB stock                                                          (338)         (2,509)         (1,189)
    Purchases of premises and equipment                                           (3,743)         (2,314)           (887)
    Proceeds from sale of real estate owned                                          314              61             191
    Additional investment in real estate owned                                       (86)            (98)             --
    Purchase of bank owned life insurance                                             --         (20,000)             --
                                                                               ---------        --------        --------
               Net cash used in investing activities                             (58,897)       (120,545)       (145,909)
                                                                               ---------        --------        --------

                                                                                                              (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                             (Dollars in thousands)

                                                                         2000            1999            1998
                                                                      ---------        --------        --------
Cash flows from financing activities:
     Increase in deposits accounts                                    $  79,598          62,905          87,323
     Proceeds from corporation obligated mandatorily
       redeemable capital securities                                     32,000              --              --
     Repayments of securities sold under agreement to repurchase             --              --          (7,140)
     Proceeds from Federal Home Loan Bank advances                      476,199         356,581         546,073
     Repayments of Federal Home Loan Bank advances                     (516,365)       (309,581)       (465,073)
     Proceeds from other borrowings                                       1,945           3,055              --
     Repayments of other borrowings                                      (5,000)             --              --
     (Decrease) increase in advanced payments by borrowers
       for taxes and insurance                                             (434)           (194)            272
     Cash dividends paid                                                 (2,495)         (2,343)         (2,010)
     Common stock repurchased                                            (5,886)         (2,492)         (7,998)
     Stock options exercised                                                129              69              16
                                                                      ---------        --------        --------
                   Net cash provided by financing activities             59,691         108,000         151,463
                                                                      ---------        --------        --------
Net increase  (decrease) in cash and cash equivalents                    15,979          (2,505)         12,511
Cash and cash equivalents at beginning of year                           34,696          37,201          24,690
                                                                      ---------        --------        --------
Cash and cash equivalents at end of year                              $  50,675          34,696          37,201
                                                                      =========        ========        ========
Supplemental disclosure of cash flow information:
     Payments during the year for:
       Interest                                                       $  55,475          46,460          42,017
                                                                      =========        ========        ========
       Taxes                                                          $   4,567           7,283           3,306
                                                                      =========        ========        ========
Supplemental schedule of noncash investing activities:
     Transfers of mortgage loans to real estate owned                 $      --              83              --
                                                                      =========        ========        ========
     Conversion of real estate loans to mortgage-backed
       securities held to maturity                                    $  50,975              --              --
                                                                      =========        ========        ========

                                                                                                     (Continued)


See accompanying notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (DOLLARS IN THOUSANDS)

     BostonFed Bancorp Inc. (the "Company") is a Bank holding company which is headquartered in Burlington, Massachusetts and provides a variety of loan and deposit services to its customers through a network of banking and finance locations. The Company's deposit gathering is concentrated in the communities surrounding its banking offices located in the greater Boston metropolitan area municipalities of Arlington, Bedford, Billerica, Boston, Burlington, Chelsea, Lexington, Peabody, Revere, Wellesley and Woburn.

     The Company is subject to competition from other financial institutions including commercial banks, other savings banks, credit unions, mortgage banking companies and other financial service providers. The Company is subject to the regulations of, and periodic examination by the Federal Reserve Bank ("FRB"). Boston Federal Savings Bank ("BFS"), a federally-chartered stock savings bank, is subject to the regulations of, and periodic examination by, the Office of Thrift Supervision ("OTS"). Broadway National Bank ("BNB"), a national chartered commercial bank, is subject to the regulations of, and periodic examination by the Office of the Comptroller of the Currency ("OCC"). The Federal Deposit Insurance Corporation ("FDIC") insures the deposits of BFS through the Saving Association Insurance Fund ("SAIF") and insures the deposits of BNB through the Bank Insurance Fund ("BIF").

     The Company acquired BNB effective the close of business February 7, 1997, which was accounted for using the purchase method of accounting. The Company acquired Diversified Ventures, Inc. d/b/a Forward Financial Company ("Forward Financial") and Ellsmere Insurance Agency, Inc. ("Ellsmere") effective December 7, 1999, which were also accounted for using the purchase method. Forward originates loans primarily direct with customers purchasing or refinancing manufactured homes, recreational vehicles, and boats and subsequently sells substantially all such loans. Forward is a subsidiary of BFS and Ellsmere is a subsidiary of BNB.

     In preparing these financial statements, management is required to make estimates that affect the reported amounts of assets and liabilities as of the dates of the balance sheets, and income and expense for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the valuation allowance for deferred tax assets and the determination of the allowance for loan losses.

     (a)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Boston Federal Savings Bank, Broadway National Bank, B.F. Funding Corporation ("B.F. Funding"), BFD Preferred Capital Trust I, and BFD Preferred Capital Trust II.

          Boston Federal Savings Bank includes its wholly-owned subsidiaries, including Forward Financial Company. Broadway National Bank includes its wholly-owned subsidiaries, including Ellsmere Insurance Agency, Inc. B.F. Funding is a business corporation formed at the direction of the Company under the laws of the Commonwealth of Massachusetts on August 25, 1995. B.F. Funding was established to lend funds to a Company sponsored employee stock ownership


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



          plan trust for the purchase of stock at the initial public offering. BFD Preferred Capital Trust I is a statutory business trust created under the laws of New York and BFD Preferred Capital Trust II is a statutory business trust created under the laws of Delaware. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts previously reported have been reclassified to conform to the current year's presentation.

     (b)  CASH AND DUE FROM BANKS

          BFS and BNB are required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserve is calculated based upon deposit levels and amounted to $9,816 and $2,168 at BFS and BNB, respectively, at December 31, 2000.

     (c)  INVESTMENT AND MORTGAGE-BACKED SECURITIES

          Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related income taxes.

          Premiums and discounts on investment and mortgage-backed securities are amortized or accreted into income by use of the interest method adjusted for prepayments. If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included as a charge against income. Gains and losses on the sale of investment and mortgage-backed securities are recognized at the time of sale on a specific identification basis.

     (d)  LOANS

          Loans are reported at the principal amount outstanding, reduced by unamortized discounts and net deferred loan origination fees. Loans held for sale are carried at the lower of aggregate cost or market value, considering loan production and sales commitments and deferred fees. Generally, all longer term (typically mortgage loans with terms in excess of fifteen years) fixed-rate residential one to four family mortgage loans are originated for sale and adjustable-rate loans are originated both for portfolio and for sale. Occasionally, the Company generates fixed-rate loans which are designated for portfolio at the time of origination.

          Discounts and premiums on loans are recognized as income using the interest method over the remaining contractual term to maturity of the loans adjusted for prepayments.

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


          Loan origination fees are offset with related direct incremental loan origination costs and the resulting net amount is deferred and amortized to interest income over the contractual life of the associated loan using the interest method. Net deferred amounts on loans sold are included in determining the gain or loss on the sale when the related loans are sold.

          The Company sells mortgage loans for cash proceeds approximately equal to the principal amount of loans sold, but with yields to investors which reflect current market rates. Gain or loss is recognized at the time of sale.

          Capitalized mortgage servicing rights are recognized, based on the allocated fair value of the rights to service mortgage loans for others. Mortgage servicing rights are amortized to loan processing and servicing fee income using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. Mortgage servicing rights are assessed for impairment based on the fair value of those rights. Prepayment experience on mortgage servicing rights is reviewed periodically and, when actual repayments exceed estimated prepayments, the balance of the mortgage servicing asset is adjusted by a charge to earnings. Any impairment in the fair value of those mortgage servicing assets is recognized by a charge to earnings through a valuation allowance. The risk characteristics of the underlying loans used to measure impairment include interest rate and loan origination date.

          Accrual of interest on loans is generally discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days or more. Interest received on non-accrual loans is applied against the principal balance and all amortization of deferred fees is discontinued. Accrual is generally not resumed until the loan is brought current, the loan becomes well secured and in the process of collection and, in either case, when concern no longer exists as to the collectibility of principal or interest.

     (e)  ALLOWANCE FOR LOAN LOSSES

          The Company maintains an allowance for losses that are inherent in the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

          Management believes the allowance is adequate to absorb probable loan losses. Management's methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers' ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.



                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


          While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is affected by changes in market conditions.

          Impaired loans are multi-family, commercial real estate, construction and business loans, for which it is probable that the Company will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loan. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged off when management believes that the collectibility of the loan's principal is remote. Classification of a loan as in-substance foreclosure is made only when a lender is in substantive possession of the collateral.

     (f)  GOODWILL

          Goodwill is amortized on a straight-line basis over fifteen years. Goodwill is reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.

     (g)  PREMISES AND EQUIPMENT

          Premises and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets (3 to 40 years). Amortization of leasehold improvements is provided over the life of the related leases by use of the straight-line method. Rental income on leased facilities is included as a reduction of occupancy and equipment expense.

     (h)  INCOME TAXES

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company's deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based on management's judgments relating to the realizability of such asset. A valuation allowance related to deferred tax assets is recognized when, in management's judgment, it is more likely than not that all, or a portion, of such deferred tax assets will not be realized.

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     (i)  PENSION

          Pension cost is recognized over the employees' approximate service period.

     (j)  EMPLOYEE BENEFITS

          The Company continues to follow APB Opinion No. 25, Accounting for Stock Issued to Employees. See footnote 12 for the expanded disclosures required by SFAS 123 regarding pro forma net income and earnings per share.

     (k)  EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year adjusted for the weighted average number of unallocated shares held by the Employee Stock Ownership Plan ("ESOP") and the 1996 Stock-Based Incentive Plan ("SIP"). Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

          A reconciliation of the weighted average shares outstanding for the years ended December 31 follows:

                                                 2000        1999        1998
                                                ------      ------      ------

          Basic shares                          $4,700       4,825       5,078
          Dilutive impact of stock options         127         172         250
                                                ------      ------      ------
          Diluted shares                        $4,827       4,997       5,328
                                                ======      ======      ======

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     (l)  COMPREHENSIVE INCOME

          Comprehensive income is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The following table shows the components of other comprehensive income for the years ended December 31:

                                                        2000           1999          1998
                                                      --------       --------       --------
Net income                                            $  9,710          8,568          7,621
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
        during the period, net
        of tax of $(629), $794 and $(15) for
        2000, 1999 and 1998, respectively                1,576         (1,815)            81
      Reclassification adjustment for losses
        (gains) included in net income, net of
        taxes of $2, $(10) and $8 for 2000, 1999
        and 1998, respectively                              (3)            18            (11)
                                                      --------       --------       --------
                                                         1,573         (1,797)            70
                                                      --------       --------       --------
                Comprehensive income                  $ 11,283          6,771          7,691
                                                      ========       ========       ========

     (m)  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The impact of adoption was not material to the Company.

(2)  STOCKHOLDERS' EQUITY

     The Company may not declare or pay dividends on its stock if such declaration and payment would violate statutory or regulatory requirements.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     In addition to the 17,000,000 authorized shares of common stock, the Company has authorized 1,000,000 shares of preferred stock with a par value of $0.01 per share (the "Preferred Stock"). The Board of Directors is authorized, subject to any limitations by law, to provide for the issuance of the shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. As of December 31, 2000 and 1999, there were no shares of preferred stock issued.

     BFS and BNB are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, BFS and BNB must meet specific capital guidelines that involve quantitative measures of BFS's and BNB's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. BFS's and BNB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require BFS and BNB to maintain minimum amounts and ratios (set forth in the table below) of risk-weighted, core and tangible capital (as defined). Management represents, as of December 31, 2000, that BFS and BNB meet all capital adequacy requirements to which they are subject.

     As of December 31, 2000, BFS and BNB are categorized as "well capitalized" based on the most recent notifications from the OTS and OCC, based on regulatory definitions. Under "capital adequacy" guidelines and the regulatory framework to be categorized as "well capitalized" BFS and BNB must maintain minimum risk-weighted capital, core capital, leverage, and tangible ratios as set forth in the table. These regulatory capital requirements are set forth in terms of (1) Risk-based Total Capital (Total Capital to Risk Weighted Assets), (2) Core Capital (Tier I Capital to Adjusted Tangible Assets), (3) Risk-based Tier I Capital (Tier I Capital to Risk Weighted Assets), (4) Tangible Capital (Tier I Capital to Tangible Assets), and (5) Leverage Capital (Tier I Capital to Average Assets).

     BFS's and BNB's actual capital amounts and ratios are presented in the table below. As a condition for approving the acquisition of Forward Financial, the Federal Reserve Board required the Company and BFS to remain "well capitalized" as defined in the regulations for a period of one year following the date of the acquisition. The Company and BFS complied with this requirement for the stated period.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                                                                                                        TO BE WELL
                                                                             FOR CAPITAL            CAPITALIZED UNDER
                                                                              ADEQUACY                  REGULATORY
                                                   ACTUAL                     PURPOSES                  DEFINITIONS
                                          ----------------------       ----------------------     ----------------------
                                           AMOUNT         RATIO         AMOUNT         RATIO       AMOUNT         RATIO
                                          --------       -------       --------       -------     --------       -------
                                                                       (DOLLARS IN THOUSANDS)
       As of December 31, 2000:
           Risk-based Total Capital
             BFS                          $77,766          10.8%       $57,585          8.0%        71,981         10.0%
             BNB                           10,168          14.0          5,812          8.0          7,266         10.0
           Core Capital:
             BFS                           68,781           5.9         46,363          4.0         57,953          5.0
           Risk-based Tier I Capital:
             BFS                           68,781           9.6         28,792          4.0         43,188          6.0
             BNB                            9,456          13.0          2,906          4.0          4,359          6.0
           Tangible Capital:
             BFS                           68,781           5.9         23,181          2.0         57,953          5.0
           Leverage Capital:
             BNB                            9,456           6.5          5,824          4.0          7,281          5.0

                                                                                                        TO BE WELL
                                                                             FOR CAPITAL            CAPITALIZED UNDER
                                                                              ADEQUACY                  REGULATORY
                                                   ACTUAL                     PURPOSES                  DEFINITIONS
                                          ----------------------       ----------------------     ----------------------
                                           AMOUNT         RATIO         AMOUNT         RATIO       AMOUNT         RATIO
                                          --------       -------       --------       -------     --------       -------
                                                                       (DOLLARS IN THOUSANDS)
       As of December 31, 1999:
           Risk-based Total Capital
             BFS                          $67,862         10.0%        $54,064          8.0%        67,581         10.0%
             BNB                            9,436         13.6           5,537          8.0          6,921         10.0
           Core Capital:
             BFS                           59,396          5.4          43,906          4.0         54,882          5.0
           Risk-based Tier I Capital:
             BFS                           59,396          8.8          27,032          4.0         40,548          6.0
             BNB                            8,694         12.6           2,769          4.0          4,153          6.0
           Tangible Capital:
             BFS                           59,396          5.4          21,953          2.0         54,882          5.0
           Leverage Capital:
             BNB                            8,694          6.3           5,521          4.0          6,901          5.0


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     At December 31, 2000 and 1999, the consolidated capital to assets ratio was 6.8%, which exceeded the minimum capital requirements for the Company. During 2000, the Company's Board of Directors approved a program to repurchase up to 242,646, or approximately 5%, of its outstanding common shares. The Company plans to hold the repurchased shares as treasury stock to be used for general company purposes. During the year ended December 31, 2000, 209,247 shares were repurchased under this program.

     Prior to the Company's initial public offering, in order to grant priority to eligible depositors, BFS established a liquidation account at the time of conversion in an amount equal to the retained earnings of BFS as of the date of its latest balance sheet date, June 30, 1995, contained in the final Prospectus used in connection with the Conversion. In the unlikely event of a complete liquidation of BFS (and only in such an event), eligible depositors who continue to maintain accounts at BFS shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account is decreased if the balances of eligible depositors decrease on the annual determination dates. The liquidation account approximated $6.8 million (unaudited) and $8.1 million (unaudited) at December 31, 2000 and 1999, respectively.


(3)  INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE (IN THOUSANDS)

     The amortized cost and fair values of investment and mortgage-backed securities available for sale are shown below by contractual maturity:

                                                             DECEMBER 31, 2000
                                             ------------------------------------------------
                                             AMORTIZED   UNREALIZED    UNREALIZED       FAIR
                                               COST        GAINS         LOSSES         VALUE
                                             ---------   ----------    ----------       -----
Investment securities:
  U.S. government, federal agency and
     other obligations:
       Maturing within 1 year                 $ 2,499            2            --         2,501
       Maturing after 1 year but within
         5 years                               17,695          142           (31)       17,806
       Maturing after 5 years but within
         10 years                              15,793          130            --        15,924
       Maturing after 10 years                  5,900           --          (138)        5,762
                                              -------      -------       -------       -------
                                               41,887          274          (169)       41,993
                                              -------      -------       -------       -------
         Mutual funds                          19,023           --          (321)       18,702
         Marketable equity securities           2,451          315           (39)        2,726
                                              -------      -------       -------       -------
                                               21,474          315          (360)       21,428
                                              -------      -------       -------       -------
         Total investment securities          $63,361          589          (529)       63,421
                                              =======      =======       =======       =======

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                                                               DECEMBER 31, 2000
                                                ------------------------------------------------
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                    COST         GAINS       LOSSES        VALUE
                                                ----------    ----------   ----------      -----
Mortgage-backed securities:
  Maturing after 1 year but within 5 years        $ 2,599           --          (47)        2,553
  Maturing after 5 years but within 10 years        1,795           20           --         1,815
  Maturing after 10 years                          11,094           37         (126)       11,004
                                                  -------      -------      -------       -------
        Total mortgage-backed securities          $15,488           57         (173)       15,372
                                                  =======      =======      =======       =======


                                                                         DECEMBER 31, 1999
                                                   ---------------------------------------------------------------
                                                    AMORTIZED      UNREALIZED       UNREALIZED          FAIR
                                                       COST           GAINS           LOSSES           VALUE
                                                   -------------   ------------     ------------    -------------
Investment securities:
  U.S. government, federal agency and other
    obligations:
      Maturing within 1 year                          $ 4,993            5                (1)            4,997
      Maturing after 1 year but within 5 years         12,434            5              (252)           12,187
      Maturing after 5 years but within 10 years        5,914           --              (174)            5,740
      Maturing after 10 years                          10,836           29              (148)           10,717
                                                      -------        -----            ------            ------
                                                       34,177           39              (575)           33,641
                                                      -------        -----            ------            ------
Mutual funds                                           19,089           --              (936)           18,153
Marketable equity securities                            1,785           --              (376)            1,409
                                                      -------        -----            ------            ------
                                                       20,874           --            (1,312)           19,562
                                                      -------        -----            ------            ------
          Total investment securities                 $55,051           39            (1,887)           53,203
                                                      =======        =====            ======            ======

                                                                           DECEMBER 31, 1999
                                                      ----------------------------------------------------------
                                                      AMORTIZED       UNREALIZED       UNREALIZED        FAIR
                                                         COST            GAINS           LOSSES          VALUE
                                                      ---------       ----------       ----------       --------
Mortgage-backed securities:
  Maturing after 1 year but within 5 years              $ 3,250            --              (65)           3,185
  Maturing after 5 years but within 10 years              1,985            --               (4)           1,981
  Maturing after 10 years                                10,646            --             (272)          10,374
                                                        -------          ----            -----          -------

          Total mortgage-backed securities              $15,881            --             (341)          15,540
                                                        =======          ====            =====          =======

Maturities of mortgage-backed securities are shown at final contractual maturity but are expected to have shorter lives because borrowers have the right to prepay obligations without prepayment penalties.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


U.S. agency notes with an amortized cost of $1,000 and a fair value of $994 at December 31, 2000 were pledged to provide collateral for customers and the Company's employee tax withholdings that are to be remitted to the federal government in excess of the $100 of withholdings insured by the FDIC.

Included in U.S. government, federal agency and other obligations are investments that can be called prior to final maturity with an amortized cost of $24,777 and a fair value of $24,996 at December 31, 2000.

The composition by issuer of mortgage-backed securities available for sale follows:

                                                    DECEMBER 31,
                                   -------------------------------------------------
                                             2000                     1999
                                   ----------------------     ----------------------
                                    AMORTIZED      FAIR       AMORTIZED      FAIR
                                      COST         VALUE         COST        VALUE
                                   ----------     -------     ---------     --------
FHLMC                                $ 4,394        4,367        5,559        5,484
FNMA                                   1,733        1,769        3,004        3,004
Privately issued collateralized
  mortgage obligations                 9,361        9,236        7,318        7,052
                                     -------      -------      -------      -------
                                     $15,488       15,372       15,881       15,540
                                     =======      =======      =======      =======

Proceeds from the sale of investment securities and mortgage-backed securities available for sale amounted to $46, $4,034 and $5,000, in 2000, 1999 and 1998, respectively. Realized losses on investment securities and mortgage-backed securities available for sale were $33 and $18 in 1999 and 1998, respectively. There were no realized losses on investment securities and mortgage-backed securities available for sale in 2000. Realized gains amounted to $5 in both 2000 and 1999, and $19 in 1998.

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



(4)  INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD TO MATURITY (IN THOUSANDS)

     The amortized cost and fair values of investment and mortgage-backed securities held to maturity are shown below by contractual maturity.

                                                             DECEMBER 31, 2000
                                              -------------------------------------------------
                                              AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                                 COST        GAINS        LOSSES         VALUE
                                              ---------    ----------   ----------      -------
Investment securities:
  U.S. government, federal agency
     and other obligations:
        Maturing within 1 year                  $   250           --           --           250
        Maturing after 1 year but
          within 5 years                          2,054           31           (7)        2,078
                                                -------      -------      -------       -------
               Total investment
                  securities                    $ 2,304           31           (7)        2,328
                                                =======      =======      =======       =======
Mortgage-backed securities:
  Maturing after 1 year but within 5 years      $   665            6           --           671
  Maturing after 5 years but
     within 10 years                              1,415           28           --         1,443
  Maturing after 10 years                        53,203          129         (476)       52,856
                                                -------      -------      -------       -------
               Total mortgage-backed
                  securities                    $55,283          163         (476)       54,970
                                                =======      =======      =======       =======

                                                                    DECEMBER 31, 1999
                                                    ------------------------------------------------
                                                    AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                       COST         GAINS       LOSSES        VALUE
                                                    ---------    ----------   ----------     -------
Investment securities:
    U.S. government, federal agency
      and other obligations:
         Maturing within 1 year                      $     4           21           --            25
         Maturing after 1 year but within 5 years      2,300           --          (50)        2,250
                                                     -------      -------      -------       -------
                  Total investment
                    securities                       $ 2,304           21          (50)        2,275
                                                     =======      =======      =======       =======
Mortgage-backed securities:
    Maturing after 1 year but within 5 years         $   839            1           (7)          833
    Maturing after 5 years but
      within 10 years                                  1,810           47           (1)        1,856
    Maturing after 10 years                           11,292           54           (5)       11,341
                                                     -------      -------      -------       -------
                  Total mortgage-backed
                           securities                $13,941          102          (13)       14,030
                                                     =======      =======      =======       =======


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     Maturities of mortgage-backed securities are shown at final contractual maturity but are expected to have shorter lives because borrowers have the right to prepay obligations without prepayment penalties.

     At December 31, 2000, a U.S. agency note with an amortized cost of $500 and a fair value of $496 was pledged to secure certain of BFS's recourse liabilities relating to loans sold as described in note 5.

     Included in U.S. government, federal agency and other obligations are investments that can be called prior to final maturity with an amortized cost of $2,000 and a fair value of $1,993 at December 31, 2000.

     The composition by issuer of mortgage-backed securities held to maturity follows:

                                           DECEMBER 31,
                         ------------------------------------------------
                                  2000                     1999
                         ---------------------     ----------------------
                         AMORTIZED      FAIR       AMORTIZED       FAIR
                           COST         VALUE        COST          VALUE
                         ---------     -------     ---------      -------
FHLMC                     $44,308       43,951          481          481
FNMA                          146          147          259          252
GNMA                       10,829       10,872       13,201       13,297
                          -------      -------      -------      -------
                          $55,283       54,970       13,941       14,030
                          =======      =======      =======      =======

(5)  LOANS (IN THOUSANDS)

     The Company's primary banking activities are conducted principally in eastern Massachusetts. The Company grants single-family and multi-family residential loans, commercial real estate loans, business loans and a variety of consumer loans. In addition, the Company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Except for loans processed by Forward Financial, the vast majority of the loans granted by the Company are secured by real estate collateral. Through BFS' subsidiary, Forward Financial, the Company originates loans, primarily direct with the consumer, on manufactured housing, recreational vehicles, boats and leased equipment in approximately 26 states across the United States. Forward Financial sells substantially all of the loans it originates. The ability and willingness of the one to four family residential and consumer borrowers to honor their repayment commitments is generally dependent, among other things, on the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally affected by the health of the real estate economic sector in the borrowers' geographic areas and the general economy.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999





The Company's loan portfolio was comprised of the following at December 31:

                                                     2000              1999
                                                  -----------       -----------
Mortgage loans:
    Residential 1-4 family                        $   788,067           830,565
    Multi-family                                       19,447            22,017
    Construction and land                              92,561            77,079
    Commercial real estate                             89,371            75,999
                                                  -----------       -----------
                                                      989,446         1,005,660
                                                  -----------       -----------
Consumer and other loans:
    Home equity and improvement                        57,571            43,721
    Secured by deposits                                   568               682
    Consumer                                            5,220             3,549
    Business                                           26,525            17,815
                                                  -----------       -----------
                                                       89,884            65,767
                                                  -----------       -----------
                  Total loans, gross                1,079,330         1,071,427
                                                  -----------       -----------
Less:
    Allowance for loan losses                         (11,381)          (10,654)
    Construction loans in process                     (33,869)          (30,372)
    Net unearned discount on loans purchased              (10)               (7)
    Deferred loan origination costs                     2,365             2,200
                                                  -----------       -----------
                  Loan, net                       $ 1,036,435         1,032,594
                                                  ===========       ===========

The Company services mortgage loans for investors which are not included in the accompanying consolidated balance sheets totaling approximately $886,629 and $784,597 at December 31, 2000 and 1999, respectively. Of these loans serviced for others, $373 and $383 at December 31, 2000 and 1999, respectively, had been sold with recourse by the Company. In addition, at December 31, 2000 and 1999, respectively, the Company had retained the secondary layer of recourse risk on $2,513 and $3,190 of serviced loans, with such risk limited to $221 after the first layer is exhausted. There were no losses incurred on loans subject to recourse during 2000 and 1999.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



A summary of the activity of the mortgage servicing rights, which is included as a component of other assets, for the years ended December 31 follows:

                                             2000          1999         1998
                                           -------       -------       -------

Balance, beginning of year                 $ 5,080         3,571         1,534

Capitalized mortgage servicing rights        1,598         2,813         3,149
Amortization                                (1,610)       (1,304)       (1,112)
                                           -------       -------       -------
Balance, end of year                       $ 5,068         5,080         3,571
                                           =======       =======       =======

The Company has determined that the fair value of mortgage servicing rights at December 31, 2000 approximates their carrying amount. There was an adjustment of $481 recorded to reflect impairment value of mortgage servicing rights during 1998. A valuation allowance for the mortgage servicing rights was not established, as the mortgage servicing rights were adjusted through additional amortization.

Regulatory limits for loans to one borrower are limited to 15% of capital and general valuation reserves. These regulatory limits for BFS and BNB, at December 31, 2000, are $11.9 million and $1.5 million, respectively. BFS and BNB did not have any borrower relationships which exceeded the limit at December 31, 2000.

In the ordinary course of business, the Company makes loans to its directors and senior officers and their related interests at substantially the same terms prevailing at the time of origination for comparable transactions with borrowers. The following is a summary of related party loan activity:

                                 2000        1999
                                ------      ------

Balance, beginning of year      $ 785         785

Originations                      160         145
Payments                         (233)       (152)
Other changes                      47           7
                                -----       -----
Balance, end of year            $ 759         785
                                =====       =====

At December 31, 2000 and 1999, total impaired loans were $206 and $235, respectively. In the opinion of management, no impaired loans required a specific valuation allowance at December 31, 2000 and 1999. The average recorded value of impaired loans was $228 during 2000 and $335 during 1999. The Company follows the same policy for recognition of income on impaired loans as it does for nonaccrual loans. At December 31, 2000 and 1999, there were no commitments to lend additional funds to those borrowers whose loans were classified as impaired.

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     The following table summarizes information regarding the reduction of interest income on impaired loans at December 31:

                                                    2000      1999      1998
                                                    ----      ----      ----

Income in accordance with original terms            $15        17        47
Income recognized                                    15        15        46
                                                    ---       ---       ---
         Foregone interest income during year       $--         2         1
                                                    ===       ===       ===

     Non-accrual loans at December 31, 2000 and 1999 were $956 and $746, respectively.

     The following table summarizes information regarding the reduction or (increase) in interest income on non-accrual loans as of December 31:

                                                    2000      1999      1998
                                                    ----      ----      ----

Income in accordance with original terms             $83        62        68
Income recognized                                     43        64        35
                                                     ---       ---       ---
         Foregone (net earned) interest income
                           during year               $40        (2)       33
                                                     ===       ===       ===


(6)  ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

     The following is a summary of the activity in the allowance for loan losses for the years ended December 31:


                                                 2000        1999        1998
                                               --------    --------     -------


Balance, beginning of year                     $10,654       8,500       6,600

Allowance for loan losses from acquisition          --         170          --
Provision charged to income                      1,000       1,626       1,642
Recoveries                                         181         414         517
Charge-offs                                       (454)        (56)       (259)
                                               -------     -------      ------

Balance, end of year                           $11,381      10,654       8,500
                                               =======     =======      ======


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



(7)  ACCRUED INTEREST RECEIVABLE (IN THOUSANDS)

     Accrued interest receivable as of December 31 is presented in the following table:
                                                    2000            1999
                                                   ------          ------

Investment and mortgage-backed securities          $1,314             739
Loans                                               6,061           5,528
                                                   ------          ------
Balance, end of year                               $7,375           6,267
                                                   ======          ======


(8)  PREMISES AND EQUIPMENT (IN THOUSANDS)

     A summary of the cost, accumulated depreciation and amortization of land, buildings and equipment is as follows at December 31:

                                                      2000           1999
                                                    --------       --------

Land                                                $  2,727          2,503
Buildings                                              6,287          5,464
Furniture, fixtures and equipment                     10,711          8,337
Leasehold improvements                                 1,490          1,395
                                                    --------       --------
                                                      21,215         17,699

Less accumulated depreciation and amortization       (10,568)        (9,487)
                                                    --------       --------
                                                    $ 10,647          8,212
                                                    ========       ========

     The Company presently leases office space at five locations to which it is committed to minimum annual rentals plus lease escalations. Such leases expire at various dates with options to renew. Minimum future rentals are as follows:

    YEARS ENDED DECEMBER 31,
    ------------------------
          2001                                       $   1,458
          2002                                           1,458
          2003                                           1,342
          2004                                           1,045
          2005 and thereafter                            4,780
                                                      --------
                                                      $ 10,083
                                                      ========

     Rent expense was $1,703 in 2000, $1,418 in 1999 and $1,257 in 1998.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999




     The Company leases, as lessor, office space at two of its branch locations. The leases expire at various dates with options to renew. Minimum future rental income is as follows:

     YEARS ENDED DECEMBER 31,
     ------------------------

          2001                                   $124
          2002                                     73
          2003                                     66
          2004                                     44
          2005 and thereafter                      --
                                                 ----
                                                 $307
                                                 ====

     Rental income was $198, $172 and $165 in 2000, 1999 and 1998, respectively.


(9)  DEPOSIT ACCOUNTS (DOLLARS IN THOUSANDS)

     A summary of deposit balances by type is as follows at December 31:

                                                        2000          1999
                                                      --------      --------

NOW                                                   $132,915       114,145
Regular and statement savings                          167,457       145,688
Money market                                            54,642        56,970
Demand deposits and official checks                     77,907        53,858
                                                      --------      --------
                  Total non-certificate accounts       432,921       370,661
                                                      --------      --------
Certificate accounts:
    3 to 6 months                                       33,128        22,975
    9 months                                            14,791        16,800
    1 to 3 year                                        292,066       278,393
    Greater than 3 years                                35,002        37,551
    IRA/Keogh                                           41,739        43,669
                                                      --------      --------
                  Total certificate accounts           416,726       399,388
                                                      --------      --------
                                                      $849,647       770,049
                                                      ========      ========
Expected maturity of certificate accounts:
    Within one year                                   $252,605       244,061
    One to two years                                    73,294       103,413
    Two to three years                                  44,504        14,280
    Over three years                                    46,323        37,634
                                                      --------      --------
                                                      $416,726       399,388
                                                      ========      ========


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     Aggregate amount of certificate accounts of $100 or more were $53,800 and $38,601 at December 31, 2000 and 1999, respectively. Deposit amounts in excess of $100 are not federally insured.

     Interest expense on deposits consisted of the following for the years ended December 31:

                                     2000         1999         1998
                                   --------     --------      -------

NOW                                $   899          884        1,158
Regular and statement savings        4,476        3,534        2,999
Money market                         1,597        1,693        1,838
Certificate accounts                24,753       19,761       18,101
                                   -------      -------      -------
                                   $31,725       25,872       24,096
                                   =======      =======      =======

     The Company has $118,513 of brokered deposits with a weighted average rate of 6.88% at December 31, 2000. Brokered deposits of $42,667, $25,427, $22,012, and $28,407 mature in 2001, 2002, 2003, and 2004, respectively.
     There were $136,394 of brokered deposits outstanding at December 31, 1999.


(10) FEDERAL HOME LOAN BANK ("FHLB") OF BOSTON ADVANCES AND OTHER BORROWINGS (DOLLARS IN THOUSANDS)

     FHLB of Boston advances by year of maturity at December 31 were:

                                       2000                      1999
                               --------------------       --------------------
                                           WEIGHTED                   WEIGHTED
                                            AVERAGE                    AVERAGE
                               AMOUNT        RATE          AMOUNT       RATE
                               ------      --------       --------    --------

         2000                 $     --         -- %       $218,500      5.74%
         2001                  108,334        5.98          46,000      5.63
         2002                   94,000        6.23          43,000      6.02
         2003                   70,000        6.04          40,000      5.57
         2004                   27,000        6.35          17,000      6.59
         2005                   15,000        7.15              --       --
         Beyond                 30,000        6.47          20,000      5.99
                              ---------     ------        --------      ----
                              $344,334        6.18%       $384,500      5.80%
                              =========     ======        ========      ====


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral. The amount of advances is principally limited to 90% of the market value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. Applying these ratios, and other ratios on other qualifying collateral, the Company's overall borrowing capacity was approximately $520,189 and $423,620 at December 31, 2000 and 1999, respectively.

     As a member of the FHLB of Boston, the Company is required to maintain a minimum investment in the capital stock of the Federal Home Loan Bank of Boston, at cost, in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable to the Federal Home Loan Bank of Boston, whichever is greater, as calculated at December 31 of each year. The investment exceeds the required level by approximately $2,458 and $412 at December 31, 2000 and 1999, respectively. Any excess may be redeemed by the Company or called by FHLB of Boston at par.

     Interest expense on FHLB advances was $22,476 in 2000, $21,207 in 1999 and $18,219 in 1998.

     At December 31, 1999, other borrowings totaled $3,055 and consisted of amounts owed on a $5.0 million line of credit from a financial institution. The line of credit had no outstanding balance at December 31, 2000 and can be used for general corporate purposes.

(11) INCOME TAXES (IN THOUSANDS)

     An analysis of the current and deferred federal and state income tax expense follows:

                                              2000        1999        1998
                                             ------      ------      ------

Current income tax expense:
   Federal                                   $4,729       4,620       4,654
   State                                        394         140         287
                                             ------      ------      ------
                  Total current expense       5,123       4,760       4,941
                                             ------      ------      ------
Deferred income tax expense:
   Federal                                      166         137         313
   State                                         55          48         107
   Change in valuation allowance                 --          --        (210)
                                             ------      ------      ------
          Total deferred expense                221         185         210
                                             ------      ------      ------
          Total income tax expense           $5,344       4,945       5,151
                                             ======      ======      ======


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999




     The temporary differences (the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred tax asset and liability are as follows at December 31:

                                                           2000        1999
                                                          ------      ------
Deferred tax assets:
    Allowance for loan losses                             $4,758       4,575
    Deferred compensation                                    262         596
    Unrealized loss on securities available for sale          75         702
    Other                                                     15          78
                                                          ------      ------
                  Gross deferred assets                    5,110       5,951
                                                          ------      ------
Deferred liabilities:
    Premium on loans sold                                  2,121       2,138
    Deferred loan fees                                       934         879
    Premises and equipment                                   339         523
    Other                                                    153          --
                                                          ------      ------
                  Gross deferred liabilities               3,547       3,540
                                                          ------      ------
                  Net deferred tax asset                  $1,563       2,411
                                                          ======      ======

     At December 31, 2000 and 1999, the net deferred tax asset is supported by recoverable income taxes. For the year ended December 31, 2000, the Company generated approximately $15,000 of taxable income. In addition, management believes that existing net deductible temporary differences which give rise to the net deferred tax asset will reverse during periods in which the Company generates net taxable income. Factors beyond management's control, such as the general state of the economy and real estate values, can affect future levels of taxable income and no assurance can be given that sufficient taxable income will be generated to fully absorb gross deductible temporary differences. Management believes it is more likely than not that the net deferred tax asset will be realized.

     As a result of the Tax Reform Act of 1996, the special tax bad debt provisions were amended to eliminate the reserve method. However, the base year reserve of approximately $13,300 remains subject to recapture in the event that the Company pays dividends in excess of its earnings and profits or redeems its stock.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     A reconciliation between the amount of total tax expense and expected tax expense, computed by applying the federal statutory rate to income before taxes, follows:

                                                             2000          1999          1998
                                                           -------       -------        -------
Computed expected expense at statutory rate                $ 5,141         4,615          4,343
Items affecting federal income tax rate:
  State income tax, net of federal income tax benefit          296           124            261
   Change in valuation allowance                                --            --           (210)
   Allocated ESOP share appreciation                            66           185            273
   Bank-owned life insurance                                  (433)         (189)            --
   Other                                                       274           210            484
                                                           -------       -------        -------
Effective income tax expense                               $ 5,344         4,945          5,151
                                                           -------       -------        -------
Effective income tax rate                                     35.5%         36.6%          40.3%
                                                           =======       =======        =======


(12) EMPLOYEE BENEFITS (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

     (a)  EMPLOYEE STOCK OWNERSHIP PLAN

          The Company maintains an Employee Stock Ownership Plan ("ESOP"), which is designed to provide retirement benefits for eligible employees of BFS. Because the Plan invests primarily in the stock of the Company, it will also give eligible employees an opportunity to acquire an ownership interest in the Company. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Contributions are allocated to eligible participants on the basis of compensation.

          The Company issued a total of 529,000 shares to the ESOP at a total purchase price of $5,290. The purchase was made from the proceeds of a $5,290 loan from B.F. Funding Corporation, a wholly-owned subsidiary of the Company, bearing interest at the prime rate. Repayment of the loan is secured by contributions BFS is obliged to make under a contribution agreement with the ESOP. BFS made contributions to the ESOP totaling $605 in 2000, and $755 in 1999 and 1998 to enable the ESOP to make principal payments on the loan. The amount contributed was charged to compensation and benefits expense. The Company recognized $348 in 2000, $550 in 1999 and $803 in 1998 in compensation and benefit expense and an increase in additional paid-in capital related to the appreciation in the fair value of allocated ESOP shares. The balance of the loan will be repaid over a period of approximately two years, principally with funds from BFS's future contributions to ESOP, subject to IRS limitations.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



          Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal balance of the loan is repaid. Employees vest in their ESOP account at a rate of 33-1/3% annually commencing after the completion of one year of credited service or immediately if service was terminated due to death, retirement, disability, or change in control. Dividends on released shares are credited to the participants' ESOP accounts.

          At December 31, 2000 and 1999, shares held in suspense to be released annually as the loan is paid down amounted to 105,839 and 166,279, respectively. The fair value of unallocated ESOP shares was $2,209 and $2,640 at December 31, 2000 and 1999, respectively. Dividends on ESOP shares are charged to retained earnings and ESOP shares committed-to-be released are considered outstanding in determining earnings per share.

     (b)  1996 STOCK-BASED INCENTIVE PLAN

          The Company maintains a Stock-Based Incentive Plan ("SIP"). The objective of the SIP is to enable the Company to provide officers and directors with a proprietary interest in the Company as an incentive to encourage such persons to remain with the Company. The SIP acquired 263,584 shares in the open market at an average price of $12.255 per share. This acquisition represents deferred compensation which is initially recorded as a reduction in stockholders' equity and charged to compensation expense over the vesting period of the award.

          Awards are granted in the form of common stock held by the SIP. A total of 242,500 shares were awarded on April 30, 1996, a total of 8,584 shares were awarded on October 15, 1996 and 7,500 shares were awarded on February 17, 2000. During 2000, a total of 58,057 shares were distributed. Awards outstanding vest in five annual installments generally commencing one year from the date of the award. As of December 31, 2000, a total of 5,000 shares remain unawarded under the SIP.

          Compensation expense in the amount of the fair value of the stock at the date of the grant, will be recognized over the applicable service period for the portion of each award that vests equally over a five-year period. The Company recognized $225, $350 and $593 related to the earned shares in compensation and benefit expense in 2000, 1999 and 1998, respectively.

          A recipient will be entitled to all voting and other stockholder rights. The unallocated SIP shares, with the exception of the unawarded SIP shares, are considered outstanding in the calculation of earnings per share.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     (c)  STOCK OPTION PLANS

          The Company adopted a stock option plan in 1996 (the "1996 Plan") for officers, key employees and directors. Pursuant to the terms of the 1996 plan, the number of common shares reserved for issuance is 658,961, of which 10,000 options remain unawarded. All options have been issued at not less than fair market value at the date of the grant and expire in 10 years from the date of the grant. All stock options granted vest over a five year period from the date of grant. During 1997, the Company adopted the 1997 stock option plan (the "1997 Plan"). Pursuant to the terms of the 1997 plan, 250,000 common shares are reserved for issuance of which 46,600 remain unawarded. During 2000, the Company granted employees options to purchase 38,000 shares of common stock at between $12.91 and $19.41 per share. During 1999, the Company granted employees options to purchase 61,000 shares of common stock between $14.56 and $18.50 per share.

          A summary of option activity follows:

                                         2000                      1999
                                 ---------------------     ----------------------
                                              WEIGHTED                   WEIGHTED
                                  NUMBER      AVERAGE       NUMBER        AVERAGE
                                    OF        EXERCISE        OF         EXERCISE
                                  SHARES        PRICE       SHARES         PRICE
                                 --------     --------     --------      --------
Balance, beginning of year       809,461       $14.12       772,961       $14.12
      Granted                     38,000        16.98        61,000        15.53
      Forfeited                   (1,000)       18.82       (19,500)       18.82
      Exercised                   (7,800)       13.06        (5,000)       12.44
                                --------                   -------
Balance, end of year             838,661       $14.26       809,461       $14.12
                                ========       ======      ========       ======
Option exercisable               576,277       $13.76       418,784       $13.61
                                ========       ======      ========       ======


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     A summary of options outstanding and exercisable by price range as of December 31 follows:

              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
--------------------------------------------      --------------------------
                    WEIGHTED
 OUTSTANDING         AVERAGE        WEIGHTED      EXERCISABLE       WEIGHTED
    AS OF           REMAINING        AVERAGE         AS OF          AVERAGE
 DECEMBER 31,      CONTRACTUAL      EXERCISE      DECEMBER 31,      EXERCISE
    2000              LIFE            PRICE          2000            PRICE
 ------------      -----------      --------      ------------      --------
  562,000              5.3           $12.44         448,000          $12.44
   20,200              5.8            13.44          15,200           13.44
    7,500              5.9            14.82           6,000           14.82
   99,461              6.5            18.82          59,677           18.82
   10,000              6.9            19.75           6,000           19.75
   15,000              7.2            22.22           9,000           22.22
   15,000              7.3            24.81           9,000           24.81
    5,000              7.4            23.38           3,000           23.38
    5,500              8.0            18.13           2,200           18.13
   15,000              8.2            18.50           6,000           18.50
   46,000              9.0            14.57           9,200           14.57
   15,000              9.2            13.82           3,000           13.82
    1,000              9.5            12.91              --              --
    1,000              9.7            19.81              --              --
    2,500              9.8            18.44              --              --
   18,500             10.0            19.41              --              --
-------------                                       -------
  838,661              6.0           $14.26         576,277          $13.76
=============       =======          ======         =======          ======

     The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:
                                              2000        1999          1998
                                             ------      ------        ------

Net income as reported                       $9,710       8,568         7,621
Pro forma net income                          9,166       8,056         7,127
Basic earnings per share as reported           2.07        1.78          1.50
Diluted earnings per share as reported         2.01        1.71          1.43
Pro forma basic earnings per share             1.95        1.67          1.40
Pro forma diluted earnings per share           1.90        1.61          1.34


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     The per share weighted average fair value of stock options granted during 2000 was $4.83 per share determined using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          2000           1999
                                         ------         ------

Expected dividend yield                   3.00%          3.00%
Risk-free interest rate                   5.95%          5.66%
Expected volatility                      29.79%         28.99%
Expected life (years)                     5.8            4.0

(d)  PENSION PLAN

     All eligible officers and employees are included in a noncontributory defined benefit pension plan provided by BFS and BNB as participating employers with Pentegra. Salaried employees are eligible to participate in the plan after reaching age twenty-one and completing one year of service. Pentegra does not segregate the assets or liabilities by participating employer and, accordingly, disclosure of accumulated vested and nonvested benefits and net assets available for benefits required by SFAS No. 87 is not possible. Contributions are based on individual employer experience. According to Pentegra's Administrators, as of June 30, 2000, the date of the latest actuarial valuation, the market value of Pentegra's net assets exceeded the actuarial present value of vested benefits in the aggregate. There was no pension expense recorded for 2000, 1999 and 1998, except for an administration fee of approximately $5 per year.

(e)  DEFERRED THRIFT INCENTIVE PLAN

     BFS and BNB have employee tax deferred thrift incentive plans (the "401K plans") under which employee contributions to the plans are matched pursuant to the provisions of the respective plans. All employees who meet specified age and length of service requirements are eligible to participate in the 401K plans. The amounts matched by BFS and BNB are included in compensation and employee benefits expense. The amounts matched were $340 in 2000 and $194 for 1999.

(f)  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company established a supplemental executive retirement plan (the "SERP") in October 1999 for certain of its senior executives under which participants are entitled to an annual retirement benefit. Expenses associated with SERP totaled $269 and $194 in 2000 and 1999, respectively.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999




(g)  SHORT-TERM INCENTIVE PLAN

     The Company maintains a short-term incentive plan. Except Forward Financial, generally all BFS and BNB employees are eligible to participate in the incentive plan, and awards are granted based on the achievement of certain performance measures. Forward Financial has individualized plans for senior management, focused on profitability and the attainment of measurable business goals. Compensation expense related to these awards amounted to $1,477 and $1,151 during 2000 and 1999, respectively.

(h)  BANK-OWNED LIFE INSURANCE

     Bank owned life insurance represents life insurance on the lives of certain employees. The Company is the beneficiary of the insurance policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

(i)  EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with its President and Chief Executive Officer, and two Executive Vice Presidents and Forward Financial's President and Senior Vice President. The employment agreements generally provide for the continued payment of specified compensation and benefits for two or three years, as applicable, and provide payments for the remaining term of the agreement after the officers are terminated, unless the termination is for "cause" as defined in the employment agreements. The agreements also provide for payments to the officer upon voluntary or involuntary termination of the officer following a change in control, as defined in the agreements. In addition, BFS and BNB entered into change in control agreements with certain other executives which provide for the payment, under certain circumstances, to the officer upon the officer's termination after a change of control, as defined in their change of control agreements.

(j)  EMPLOYEE SEVERANCE COMPENSATION PLAN

     The Company established an Employee Severance Compensation Plan. The Plan provides eligible employees with severance pay benefits in the event of a change in control of the Company or its two banks. Generally, employees are eligible to participate in the Plan if they have completed at least one year of service with the Company and are not eligible to receive benefits under the executive officer employment agreements. The Plan provides for the payment, under certain circumstances, of lump-sum amounts upon termination following a change of control, as defined in the Plan.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



(13) CORPORATION OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES (IN
     THOUSANDS)

     On July 12, 2000, the Company sponsored the creation of BFD Preferred Capital Trust I, ("Trust I"), a New York common law trust. The Company is the owner of all of the common securities of the Trust I. On July 26, 2000, the Trust I issued $10,000 of its 11.295% Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $309 capital contribution for the Trust I common securities, were used to acquire $10,309 aggregate principal amount of the Company's 11.295% Junior Subordinated notes due July 19, 2030, which constitute the sole asset of the Trust I. The Company has, through the Trust agreement establishing the Trust, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust I's obligations under the Capital Securities.

     On August 18, 2000, the Company sponsored the creation of BFD Preferred Capital Trust II, ("Trust II"), a statutory business trust created under the laws of Delaware. The Company is the owner of all of the common securities of the Trust II. On September 22, 2000, the Trust II issued $22,000 of its 10.875% Capital Securities. The proceeds from this issuance, along with the Company's $681 capital contribution for the Trust II common securities, were used to acquire $22,681 aggregate principal amount of the Company's 10.875% junior subordinated debentures due October 1, 2030, which constitute the sole assets of the Trust II. The Company has, through the Declaration of Trust and the Amended and Restated Declaration of Trust establishing the Trust, the Common Securities and the Capital Securities Guarantee Agreements, the debentures and related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust II's obligations under the Capital Securities.

     The aggregate amount of Trust I and II securities outstanding totaled $32,000 at December 31, 2000. A summary of the trust securities issued and outstanding follows:

                                  AMOUNT
                               OUTSTANDING                    PREPAYMENT                      DISTRIBUTION
                             ---------------                    OPTION                           PAYMENT
    DECEMBER 31               2000      1999      RATE           DATE          MATURITY         FREQUENCY
---------------------        ------     ----     -------      -----------      --------       -------------
BFD Preferred Capital
    Trust I                 $10,000      --      11.295%       7/19/2010       7/19/2030       Semi-annually
BFD Preferred Capital
    Trust II                 22,000      --      10.875%       10/1/2010       10/1/2030       Semi-annually

     All of the corporation obligated mandatorily redeemable capital securities may be prepaid at the option of the Trusts in whole or in part, on or after the prepayment dates listed in the table above. Trust I is subject to a prepayment penalty fee of 6 months worth of interest reduced each year by 10% commencing at 7/19/2001. There is no prepayment penalty fee imposed on Trust II.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     The Company has the right, at one or more times, to defer interest payments on the Trust II Junior Subordinated Debentures for up to ten consecutive semi-annual periods. All deferrals will end on an interest payment date and will not extend beyond October 1, 2030, the stated maturity date of the Trust II Junior Subordinated Debentures. If the Company defers interest payments on the Trust II Junior Subordinated Debentures, the Trust II will also defer distributions on the Trust II Capital Securities.

     In addition, the Company also has the right at any time during the term of the Trust I Capital Securities to defer the payment of interest on those securities from time to time for a period of up to ten consecutive semi-annual interest payment periods. No deferral period will end on a date other than an interest payment date and no deferral will extend beyond July 19, 2030, the stated maturity of the Trust I Capital Securities. During any deferral period, each installment of interest that would otherwise have been due and payable will bear additional interest (to the extent payment of such interest would be legally enforceable) at the rate of 13.95%, compounded semi-annually.


(14) LITIGATION

     Broadway National Bank was named a defendant in the Superior Court for Suffolk County, Massachusetts, in a civil action served on April 12, 1999 in a matter captioned "Glyptal, Inc. v. John Hetherton, Jr., Fleet Bank, NA and Broadway National Bank of Chelsea." The suit alleges that an officer of the Plaintiff, Glyptal, embezzled funds from Plaintiff, by making unauthorized transfers from Plaintiff's corporate accounts and subsequently deposited checks drawn on such account into an account at Broadway National Bank. Plaintiff alleges that Broadway National Bank knew or should have known of the alleged fraudulent actions of Plaintiff's officer, and that Broadway National Bank owed a duty to Plaintiff to investigate the transactions and protect Plaintiff from the alleged fraudulent actions. The Plaintiff is seeking damages for the alleged breach of duty by the defendants. Broadway National Bank intends to deny the allegations that it owed or breached any duty to Plaintiff or that it is liable for any losses incurred by Plaintiff. Broadway National Bank intends to vigorously defend the action and believes the action is not likely to result in any material loss or adverse effect on the financial condition of the Company.

     Various other legal proceedings are pending against the Company which have arisen in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position, the annual results of operations, or liquidity of the Company.


(15) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (IN THOUSANDS)

     In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk, including commitments to originate or purchase loans, unadvanced amounts of construction loans, unused credit lines, standby letters of credit and forward commitments to sell loans and recourse agreements on assets sold. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments. The Company's exposure to credit loss in the event of

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     nonperformance by the other party with respect to loan commitments, unused credit lines and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For forward commitments, the contract or notional amounts exceed the Company's exposure to credit loss.

     Commitments to originate loans and unused credit lines are agreements to lend to a customer, provided the customer meets all conditions established in the contract. Commitments have fixed expiration dates and may require payment of a fee. The total commitment amounts do not necessarily represent total future cash requirements since many commitments are not expected to be drawn upon. The amount of collateral obtained, if necessary for the extension of credit, is based on the credit evaluation of the borrower.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The Company sells the vast majority of its adjustable rate loans held for sale to various private institutional investors on a best efforts basis and most fixed rate loans held for sale to FHLMC and FNMA. In addition, forward commitments to sell loans are contracts which the Company enters into for the purpose of reducing the market risk associated with originating loans for sale. In order to fulfill a forward commitment, the Company typically exchanges through FNMA or FHLMC its current production of loans for mortgage-backed securities which are then delivered to a securities firm at a future date at prices or yields specified by the contracts. Risks may arise from the possible inability of the Company to originate loans to fulfill the contracts, in which case the Company may purchase securities in the open market to deliver against the contracts.

     In addition to construction loans in process, the Company had the following outstanding commitments at December 31:

                                                                                     2000              1999
                                                                                   --------           -------
     Commitments to originate mortgage loans                                       $107,106           74,668
     Commitments to originate business loans                                          7,360            6,319
     Unused lines of credit:
         Home equity                                                                 77,690           68,019
         Business loans                                                              21,613            8,840
         Credit card                                                                     --            1,507
     Standby letters of credit                                                        1,810            1,112
     Optional commitments to sell loans and commitments to sell loans
       or swap loans for mortgage-backed securities                                  31,433           23,478


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



(16) FAIR VALUES OF FINANCIAL INSTRUMENTS (IN THOUSANDS)

     Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include real estate acquired by foreclosure, the deferred income tax asset, office properties and equipment, and core deposit and other intangibles. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for some of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, cash flows, current economic conditions, risk characteristics and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates.

     The following methods and assumptions were used by the Company in estimating fair values of its financial instruments.

     (a)  CASH AND CASH EQUIVALENTS

          The fair values of cash and cash equivalents approximate the carrying amounts as reported in the balance sheet.

     (b)  INVESTMENT AND MORTGAGE-BACKED SECURITIES

          Fair values for investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     (c)  MORTGAGE LOANS HELD FOR SALE

          Fair values for mortgage loans held for sale are based on quoted market prices. Commitments to originate loans and forward commitments to sell loans have been considered in the determination of the fair value of mortgage loans held for sale.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     (d)  LOANS

          The fair values of loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.

     (e)  ACCRUED INTEREST RECEIVABLE

          The fair value of accrued interest receivable approximates the carrying amount as reported in the balance sheet because of its short-term nature.

     (f)  STOCK IN FHLB OF BOSTON

          The fair value of Federal Home Loan Bank of Boston ("FHLB") stock approximates its carrying amount as reported in the balance sheet. If redeemed, the Company will receive an amount equal to the par value of the stock.

     (g) DEPOSIT ACCOUNTS AND ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE

          The fair values of demand deposits (e.g., NOW, regular and statement savings and money market accounts and advance payments by borrowers for taxes and insurance) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow technique that applies interest rates currently being offered on certificates with similar remaining maturities to a schedule of aggregated expected monthly maturities on such time deposits.

     (h)  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

          Fair values for FHLB advances and other borrowings are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities of FHLB advances.

     (i)  CORPORATION OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES

          Fair values for the corporation obligated manditorily redeemable capital securities are estimated using a discounted cash flow technique that applies interest rates currently being offered on similar securities to a schedule of expected maturities of these capital securities.

     (j)  OFF-BALANCE-SHEET INSTRUMENTS

          The Company's commitments for unused lines and outstanding standby letters of credit and unadvanced portions of loans and loans sold with recourse are considered in estimating the fair value of loans.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



          The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                                                   2000                           1999
                                                        -------------------------       ------------------------
                                                        CARRYING          FAIR           CARRYING         FAIR
                                                         AMOUNT           VALUE           AMOUNT          VALUE
                                                        --------        ---------       ----------      ---------
Financial assets:
    Cash and cash equivalents                          $   50,675          50,675          34,696          34,696
    Investment securities available for sale               63,421          63,421          53,203          53,203
    Investment securities held to maturity                  2,304           2,328           2,304           2,275
    Mortgage-backed securities available for sale          15,372          15,372          15,540          15,540
    Mortgage-backed securities held to maturity            55,283          54,970          13,941          14,030
    Loans, net and mortgage loans held for sale         1,049,251       1,050,012       1,048,768       1,035,526
    Accrued interest receivable                             7,375           7,375           6,267           6,267
    Stock in FHLB of Boston                                20,649          20,649          20,311          20,311

Financial liabilities:
    Deposit accounts                                      849,647         852,530         770,049         770,686
    FHLB advances and other borrowings                    344,334         349,456         387,555         384,631
    Advance payments by borrowers for taxes
      and insurance                                         2,864           2,864           3,298           3,298

Corporation obligated mandatorily redeemable
    capital securities                                     32,000          32,000              --              --


(17) BUSINESS SEGMENTS (DOLLARS IN THOUSANDS)

     The Company's wholly-owned bank subsidiaries, BFS and BNB (collectively "the Banks"), have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. BF Funding a wholly-owned subsidiary of the Company and various subsidiaries of the Banks, did not meet the quantitative thresholds for determining reportable segments. The Banks provide general banking services to their customers, including deposit accounts, residential, commercial, consumer and business loans. Each Bank also invests in mortgage-backed securities and other financial instruments. In addition to its own operations, the Company provides managerial expertise and other professional services. The results of the Company and BF Funding comprise the "Other" category.

     The Company evaluates performance and allocates resources based on the Banks' net income, net interest margin, return on average assets and return on average equity. The Banks follow generally accepted accounting principles as described in the summary of significant accounting policies. The Company and Banks have intercompany expense and tax allocation agreements. These inter-company expenditures are allocated at cost. Asset sales between the Banks were accounted for at current market prices at the time of sale and approximated cost.

     Each Bank is managed separately with its own president, who reports directly to the respective Boards of Directors of each Bank and the Chief Executive Officer of the Company and its Board of Directors.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999



     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

                                                                         TOTAL                                           CONSOLI-
                                                                      REPORTABLE                        ELIMINA-           DATED
                                        BFS             BNB            SEGMENTS         OTHER            TIONS             TOTALS
                                    ----------       ----------       ----------      ----------       ----------       ----------
At or for the year ended
  December 31, 2000:
     Interest income                $   82,673            9,113           91,786           1,800           (1,752)          91,834
     Interest expense                   52,304            2,498           54,802           1,439           (1,752)          54,489
     Provision for loan losses             800              200            1,000              --               --            1,000
     Non-interest income                13,651            1,190           14,841               5             (492)          14,354
     Non-interest expense               29,738            4,685           34,423           1,714             (492)          35,645
     Income tax expense                  4,760            1,032            5,792            (448)              --            5,344
                                    ----------       ----------       ----------      ----------       ----------       ----------
     Net income                     $    8,722            1,888           10,610            (900)              --            9,710
                                    ==========       ==========       ==========      ==========       ==========       ==========

     Total assets                   $1,174,902          148,834        1,323,736         159,296         (155,250)       1,327,782
                                    ==========       ==========       ==========      ==========       ==========       ==========

Net interest margin                       2.83%            5.25%            n.m.            n.m.             n.m.             3.11%
Return on average assets                   .76%            1.31%            n.m.            n.m.             n.m.              .75%
Return on average equity                 10.58%           15.46%            n.m.            n.m.             n.m.            10.72%

                                                                     TOTAL                                        CONSOLI-
                                                                   REPORTABLE                      ELIMINA-         DATED
                                       BFS            BNB           SEGMENTS        OTHER            TIONS          TOTALS
                                   ----------      ----------      ----------     ----------      ----------      ----------
At or for the year ended
  December 31, 1999:
     Interest income               $   71,583           8,679          80,262            971            (497)         80,736
     Interest expense                  45,478           2,192          47,670             35            (497)         47,208
     Provision for loan losses          1,506             120           1,626             --              --           1,626
     Non-interest income                6,183             923           7,106            (23)           (172)          6,911
     Non-interest expense              20,505           4,442          24,947            525            (172)         25,300
     Income tax expense                 3,729           1,046           4,775            170              --           4,945
                                   ----------      ----------      ----------     ----------      ----------      ----------
     Net income                    $    6,548           1,802           8,350            218              --           8,568
                                   ==========      ==========      ==========     ==========      ==========      ==========

     Total assets                  $1,112,607         139,287       1,251,894         90,574         (88,815)      1,253,653
                                   ==========      ==========      ==========     ==========      ==========      ==========

Net interest margin                      2.62%           5.30%            n.m            n.m             n.m            2.97%
Return on average assets                  .63%           1.32%            n.m            n.m             n.m             .72%
Return on average equity                11.27%          14.72%            n.m            n.m             n.m           10.00%


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                                                                     TOTAL                                        CONSOLI-
                                                                   REPORTABLE                      ELIMINA-         DATED
                                       BFS            BNB           SEGMENTS        OTHER            TIONS          TOTALS
                                   ----------      ----------      ----------     ----------      ----------      ----------
At or for the year ended
   December 31, 1998:
     Interest income               $  65,411          8,429          73,840          1,452             (517)         74,775
     Interest expense                 41,069          1,912          42,981             93             (517)         42,557
     Provision for loan losses         1,542            100           1,642             --               --           1,642
     Non-interest income               5,579            704           6,283             10             (165)          6,128
     Non-interest expense             19,393          4,234          23,627            470             (165)         23,932
     Income tax expense                3,611          1,169           4,780            371               --           5,151
                                   ---------      ---------       ---------      ---------        ---------       ---------
     Net income                    $   5,375          1,718           7,093            528               --           7,621
                                   =========      =========       =========      =========        =========       =========

     Total assets                  $ 988,747        137,209       1,125,956         87,464          (74,297)      1,139,123
                                   =========      =========       =========      =========        =========       =========

Net interest margin                     2.66%          5.14%            n.m            n.m              n.m            3.17%
Return on average assets                0.59%          1.36%            n.m            n.m              n.m            0.72%
Return on average equity               10.30%         13.90%            n.m            n.m              n.m            9.02%

n.m. = not meaningful


(18) ACQUISITIONS (DOLLARS IN THOUSANDS)

     On December 7, 1999 the Company acquired Diversified Ventures, Inc., d/b/a Forward Financial ("Forward") in a 100% cash transaction. Forward is located in Northborough, MA. The Company also acquired Ellsmere Insurance Agency, Inc., a Massachusetts licensed insurance agency with limited operations. The purchase price of both was $38.3 million and the transactions were accounted for using the purchase method of accounting. The results of operations include the effect of the purchases from the date of the acquisitions to year-end. In connection with the acquisitions the value of the assets acquired and liabilities assumed were as follows:

                                                     DECEMBER 7, 1999
                                                     ----------------

                Assets acquired                            $22,891
                Liabilities assumed                          1,627
                Goodwill                                    17,032

     The following condensed consolidated pro-forma results of the Company were prepared as if the acquisitions had taken place on January 1, 1998. The pro-forma results are not necessarily indicative of the actual results of operations had the Company's acquisitions of Forward and Ellsmere actually occurred on January 1 of the respective year.


                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


                                                      (UNAUDITED)
                                                 YEAR ENDED DECEMBER 31,
                                                 ----------------------
                                                   1999          1998
                                                 -------        -------

       Interest and dividend income              $95,318        $88,865
       Net income                                  6,988          6,030
       Basic earnings per share                     1.45          1.19
       Diluted earnings per share                   1.40          1.13


     During 2000, the Company paid approximately $975 in contingent consideration to the former owner of Forward Financial in connection to this acquisition. The consideration was contingent upon earnings of Forward Financial.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(19) PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS)

     The following are the condensed financial statements for BostonFed Bancorp, Inc. (the "Parent Company") only:

                   ASSETS                                          2000           1999
                                                                 --------        ------
Cash and interest bearing deposit in subsidiary bank             $ 21,352            27
Certificates of deposit                                                69            71
                                                                 --------        ------
              Total cash and cash equivalents                      21,421            98
                                                                 --------        ------
Investment securities available for sale (amortized cost of
   $2,379 and $2,035 at 2000 and 1999)                              2,692         1,649
Investment in subsidiaries, at equity                              98,545        87,090
Other assets                                                        1,283            13
                                                                 --------        ------
              Total assets                                       $123,941        88,850
                                                                 ========        ======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Borrowings                                                       $     --         3,055
Subordinated debentures supporting corporation obligated
   mandatorily redeemable capital securities                       32,990            --
Accrued expenses and other liabilities                              1,038            91
                                                                 --------        ------
              Total liabilities                                    34,028         3,146
                                                                 --------        ------
Total stockholders' equity                                         89,913        85,704
                                                                 --------        ------
              Total liabilities and stockholders' equity         $123,941        88,850
                                                                 ========        ======

                                     F-45-

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

             STATEMENTS OF INCOME                                2000            1999          1998
                                                               --------          -----         -----
Interest income                                                $    474            750         1,186
Interest expense                                                  1,439             34            93
                                                               --------          -----         -----
                Net interest income                                (965)           716         1,093

Non-interest income                                                   5             43            13
Non-interest expense                                                574            561           469
                                                               --------          -----         -----
                Income before income taxes                       (1,534)           198           637

Income tax expense                                                 (528)            90           261
                                                               --------          -----         -----
                (Loss) income before equity in net income
                    of subsidiaries                              (1,006)           108           376

Equity in net income of subsidiaries                             10,716          8,460         7,245
                                                               --------          -----         -----
                Net income                                     $  9,710          8,568         7,621
                                                               ========          =====         =====


The Parent Company's statement of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and therefore are not presented here.

            STATEMENTS OF CASH FLOWS                        2000            1999           1998
                                                          --------         ------          -----
Net cash flows from operating activities:
  Net income                                              $  9,710          8,568          7,621
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Equity in undistributed earnings of
           subsidiaries                                    (10,716)        (8,460)        (7,245)
        Amortization and accretion, net                         --             88             81
        Appreciation in fair value of shares charged
           to expense for compensation plans                   348            800          1,135
        Earned SIP shares                                      225            350            593
        Reduction in unallocated ESOP shares                   605            755            756
        (Gain) loss on sale of investment securities            (5)            28             --
        Decrease in accrued interest receivable                 --             63             41
        (Increase) decrease in other assets                 (1,270)             2          1,283
        Increase (decrease) in accrued expenses
           and other liabilities                               947         (2,421)         2,505
                                                          --------         ------          -----
                Net cash  provided by (used in)
                    operating activities                      (156)          (227)         6,770
                                                          --------         ------          -----

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


      STATEMENTS OF CASH FLOWS, CONTINUED                                 2000           1999           1998
                                                                        --------       --------       --------
Cash flow from investing activities:
    Proceeds from sale of mortgage-backed
       securities available for sale                                    $     --          7,354             --
    Proceeds from sale of investment
       securities available for sale                                          46             --             --
    Principal repayments on mortgage-backed
       securities available for sale                                          --          3,444          8,012
    Purchase of investment securities available
       for sale                                                              385             --         (2,035)
    Change in investment in subsidiaries                                    (635)       (15,552)         4,340
                                                                        --------       --------       --------
                  Net cash (used in) provided by investing
                      activities                                            (204)        (4,754)        10,317
                                                                        --------       --------       --------
Cash flow from financing activities:
    Repayments of securities sold under
       agreement to purchase                                                  --             --         (7,140)
    Proceeds from other borrowed money                                     1,945          3,055             --
    Repayments of other borrowed money                                    (5,000)            --             --
    Proceeds from subordinated debentures supporting corporation
       obligated mandatorily redeemable capital securities                32,990             --             --
    Common stock repurchases                                              (5,886)        (2,492)        (7,998)
    Cash dividends paid                                                   (2,495)        (2,343)        (2,005)
    Stock options exercised                                                  129             69             16
                                                                        --------       --------       --------
                  Net cash provided (used) from
                      financing activities                                21,683         (1,711)       (17,127)
                                                                        --------       --------       --------
                  Net increase (decrease) in cash and cash
                      equivalents                                         21,323         (6,692)           (40)

Cash and cash equivalents at beginning of year                                98          6,790          6,830
                                                                        --------       --------       --------

Cash and cash equivalents at end of year                                $ 21,421             98          6,790
                                                                        ========       ========       ========

Supplemental cash flow information:
    Cash paid during the year for:
       Interest                                                         $    277             23             93
                                                                        ========       ========       ========
       Income taxes                                                     $   (321)         2,444            296
                                                                        ========       ========       ========

                                                                     (Continued)

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


(20) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Summaries of consolidated operating results on a quarterly basis for the years ended December 31 follow:

                                                  2000 QUARTERS                                      1999 QUARTERS
                                   --------------------------------------------        --------------------------------------------
                                   FOURTH        THIRD       SECOND       FIRST        FOURTH       THIRD       SECOND        FIRST
                                   ------        -----       ------       -----        ------       -----       ------        -----
Interest and dividend income      $24,095       23,311       22,682       21,746       20,938       20,435       19,832       19,531

Interest expense                   13,851       14,037       13,705       12,896       12,386       11,964       11,495       11,363
                                  -------      -------      -------      -------      -------      -------      -------      -------

Net interest income                10,244        9,274        8,977        8,850        8,552        8,471        8,337        8,168
                                  -------      -------      -------      -------      -------      -------      -------      -------

Provision for loan losses             250          250          249          251          376          390          430          430

Non-interest income                 2,840        4,143        4,205        3,166        1,975        1,692        1,730        1,547

Non-interest expense                9,188        9,102        9,128        8,227        6,738        6,257        6,295        6,043
                                  -------      -------      -------      -------      -------      -------      -------      -------

Income  before income taxes         3,646        4,065        3,805        3,538        3,413        3,516        3,342        3,242

Income tax expense                  1,327        1,443        1,318        1,256        1,138        1,254        1,315        1,238
                                  -------      -------      -------      -------      -------      -------      -------      -------

Net income                        $ 2,319        2,622        2,487        2,282        2,275        2,262        2,027        2,004
                                  =======      =======      =======      =======      =======      =======      =======      =======

Basic earnings per share          $  0.51         0.56         0.52         0.48         0.47         0.47         0.42         0.41
                                  =======      =======      =======      =======      =======      =======      =======      =======

Diluted earnings per share        $  0.48         0.54         0.52         0.48         0.46         0.45         0.40         0.40
                                  =======      =======      =======      =======      =======      =======      =======      =======