Form 10-Q
period 2001-03-31
BOSTONFED BANCORP INC
filed 2001-05-14
CIK 948515

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               March 31, 2001
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2001: 4,528,481.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                          Page
------------------------------                                          ----

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            March 31, 2001 (unaudited) and December 31, 2000               2

            Consolidated Statements of Operations for the Three
            Months ended March 31, 2001 and 2000 (unaudited)               3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Three Months ended
            March 31, 2001 (unaudited)                                     4

            Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 2001 and 2000 (unaudited)     5 - 6

            Notes to Consolidated Financial Statements                 7 - 8

 Item 2     Average Balances and Yield / Costs                             9

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       10 - 16


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                    17





PART II - OTHER INFORMATION
---------------------------

 Item 1.    Legal Proceedings                                              18

 Item 2.    Changes in Securities and Use of Proceeds                      18

 Item 3.    Defaults Upon Senior Securities                                18

 Item 4.    Submission of Matters to a Vote of Security Holders            18

 Item 5.    Other Information                                              18

 Item 6.    Exhibits and Reports on Form 8-K                               18

 Signature Page                                                            19

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                                (In Thousands)

                                                   March 31,    December 31,
                                                     2001          2000
                                                  -----------  --------------
Assets                                            (Unaudited)
------------
Cash and cash equivalents                            $ 54,809   $  50,675
Investment securities available for sale
  (amortized cost of $67,383 at March 31, 2001
   and $63,361 at December 31, 2000)                   67,613      63,421
Investment securities held to maturity (fair
  value of $ 1,338 at March 31, 2001 and $2,328
  at December 31, 2000)                                 1,304       2,304
Mortgage-backed securities available for sale
  (amortized cost of $39,497 at March 31, 2001
   and $15,488 at December 31, 2000)                   39,483      15,372
Mortgage-backed securities held to maturity (fair
  value of $53,288 at March 31, 2001 and $54,970
  at December 31, 2000)                                52,825      55,283
Loans held for sale                                    19,110      12,816
Loans, net of allowance for loan losses of $11,504
  and $11,381 at March 31, 2001 and December 31,
  2000                                              1,041,927   1,036,435
Accrued interest receivable                             7,404       7,375
Stock in FHLB of Boston and Federal Reserve Bank       20,674      20,649
Premises and equipment                                 10,244      10,647
Real estate owned                                         147         145
Goodwill, net of amortization                          18,840      19,195
Other assets                                           34,282      33,465
                                                     --------    --------
            Total assets                           $1,368,662  $1,327,782
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $858,310    $849,647
 Federal Home Loan Bank advances and other
  Borrowed Money                                      376,500     344,334
 Corporation-obligated mandatorily redeemable
  capital securities                                   32,000      32,000
 Advance payments by borrowers for taxes
  and insurance                                         3,091       2,864
 Other liabilities                                      9,360       9,024
                                                      -------     -------
            Total liabilities                       1,279,261   1,237,869
                                                     -------     -------

Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value, 17,000,000 shares
  authorized; 6,589,617 shares issued (4,555,481
  and 4,648,481 shares outstanding at March 31, 2001
  and December 31, 2000, respectively)                     66          66
 Additional paid-in capital                            67,706      67,538
 Retained earnings                                     59,102      57,696
 Accumulated other comprehensive income                   132          88
  Less: Treasury stock, at cost (2,052,236 shares
         and 1,956,736 shares at March 31, 2001 and
         December 31, 2000, respectively at cost)     (36,448)    (34,281)
  Less: Unallocated ESOP shares                        (1,058)     (1,058)
  Less: Unearned Stock-Based Incentive Plan               (99)       (136)
                                                      --------    --------
            Total stockholders' equity                 89,401      89,913
                                                      --------    --------
Total liabilities and stockholders' equity         $1,368,662  $1,327,782
                                                      ========    ========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               (Dollars In Thousands, except per share amount)

                                 Three Months Ended
                                 ------------------
                                 3/31/01    3/31/00
                                 ------------------

                                     (Unaudited)

Interest income:
 Loans                          $ 20,890  $  19,661
 Mortgage-backed securities        1,286        698
 Investment securities             1,690      1,387
                                 -------    -------
   Total interest income          23,866     21,746
                                 -------    -------
Interest expense:
 Deposit accounts                  8,224      7,180
 Borrowed funds                    5,414      5,716
 Corporation obligated mandatorily
  redeemable capital securities
  distributions                      880          0
                                 -------    -------
   Total interest expense         14,518     12,896
                                 -------    -------
Net interest income                9,348      8,850
Provision for loan losses            212        251
                                 -------    -------
 Net interest
   income after provision          9,136      8,599
Non-interest income:
 Deposit service fees                574        460
 Loan processing and servicing
   fees                              130        175
 Gain on sale of loans             1,619      1,908
 Income from bank owned life
   insurance                         306        315
 Gain on sale of investments         215          0
 Other                               356        308
                                 -------    -------
   Total non-interest income       3,200      3,166
                                 -------    -------
Non-interest expense:
 Compensation and benefits         5,452      5,134
 Occupancy and equipment           1,092      1,004
 Data processing                     439        355
 Advertising expense                 220        244
 Federal deposit insurance
  premiums                            44         39
 Real estate operations                3       (287)
 Amortization of goodwill            354        343
 Other                             1,622      1,395
                                 -------    -------
  Total non-interest expense       9,226      8,227
                                 -------    -------
Income before income taxes         3,110      3,538
Income tax expense                 1,100      1,256
                                 -------    -------
Net income                      $  2,010   $  2,282
                                 =======    =======

Basic earnings per share           $0.45      $0.48
Diluted earnings
  per share                        $0.42      $0.48
Basic weighted average shares
  outstanding                  4,497,832  4,744,871
Common stock equivalents
  due to dilutive effect
  of stock options               320,229     55,817
Diluted total weighted average
  shares outstanding           4,818,061  4,800,688

See accompanying condensed notes to consolidated financial statements.

                         BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Changes in Stockholders' Equity
                            Three Months Ended March 31, 2001
                                   (In Thousands)
                                     (Unaudited)





                                                                         Accumulated                 Unearned
                                                                            other                     Stock-
                                        Additional                      Comprehensive  Unallocated    Based       Total
                                Common    paid-in   Retained  Treasury      income        ESOP      Incentive  stockholders'
                                stock     capital   earnings    Stock       (loss)       shares        Plan       equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------

Balance at December 31, 2000    $ 66      67,538     57,696    (34,281)          88      (1,058)      (136)         89,913

Net income                       - -         - -      2,010       - -           - -          - -        - -          2,010

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax of $25)             - -         - -        - -       - -            44          - -        - -             44
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -           - -          - -        - -          2,054

Cash dividends declared and
 paid ($0.13 per share)          - -         - -       (604)      - -           - -          - -        - -           (604)

Common Stock repurchased
 (96 shares at an average
  price of $23.15 per share)     - -         - -        - -     (2,211)         - -          - -        - -         (2,211)

Stock option exercised
 (3 shares at an average price
  $21.38 per share, net of tax
  benefit)                       - -          (3)       - -         44          - -          - -        - -             41

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -           - -          - -         37             37

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         171        - -       - -           - -          - -        - -            171
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Balance at March 31, 2001       $ 66      67,706      59,102   (36,448)         132       (1,058)       (99)        89,401
                               -------    -------   --------   ---------    ---------     --------   ---------    --------



See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Three Months Ended
                                                         March 31,
                                                    2001          2000
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    2,010    $    2,282
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                  599           629
      Earned SIP shares                                 37            69
      Appreciation in fair value of shares
       charged to expense for compensation plans       171            75
      Income from bank owned life insurance           (306)         (314)
      Provision for loan losses                        212           251
      Provision for valuation allowance for
        real state owned                                 -             6
      Loans originated for sale                    (85,066)      (61,081)
      Proceeds from sale of loan                    80,391        62,636
      Gain on sale of premises and equipment           (60)            -
      Net gain on sale of investment securities       (215)            -
      Gain on sale of loans                         (1,619)       (1,908)
      Increase in accrued interest receivable          (29)         (237)
      Increase in prepaid expenses
       and other assets, net                          (511)         (712)
      Increase in accrued expenses and
       other liabilities, net                          108           251
                                                   --------       -------
          Net cash provided by (used in)
           operating activities                     (4,278)        1,947
                                                   --------       -------

Cash flows from investing activities:
  Net cash paid for Forward Financial                    -          (994)
  Proceeds from sale of investment
   securities available for sale                     3,113             -
  Proceeds from maturities of investment
   securities held to maturity                       1,000             -
  Proceeds from maturities of investment
   securities available for sale                    16,900         1,000
  Purchase of investment securities
   available for sale                              (23,883)       (4,311)
  Purchase of mortgage-backed securities
   available for sale                              (24,960)            -
  Purchase of FHLB and Federal Reserve Stock           (25)         (338)
  Principal payments on mortgage-backed
   securities available for sale                       941           398
  Principal payments on mortgage-
   backed securities held to maturity                2,454           826
  Principal payments on investment
   securities available for sale                       150           140
  Increase in loans, net                            (5,704)      (26,631)
  Purchases of premises and equipment                 (197)       (1,131)
  Proceeds from sale of premises and equipment         343             -
  Additional investment in real estate owned            (2)            -
                                                    -------       -------
       Net cash used in
         investing activities                      (29,870)      (31,041)
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Three Months Ended
                                                          March 31,
                                                    2001            2000
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    8,663         38,417
    Repayments of Federal Home Loan
     Bank advances                                (63,964)       (76,123)
    Proceeds from Federal Home Loan
     Bank advances                                 96,130         66,124
    Proceeds from other borrowings                      -          1,945
    Cash dividends paid                               (604)         (587)
    Common stock repurchased                        (2,211)       (1,073)
    Options exercised                                   41            39
    Decrease in advance payments
     by borrowers for taxes and insurance              227            78
                                                  --------       -------

         Net cash provided by
            financing activities                    38,282        28,820
                                                   -------       -------

         Net decrease(increase)
          in cash and cash equivalents               4,134          (274)


Cash and cash equivalents at beginning of quarter   50,675        34,696
                                                   -------       -------

Cash and cash equivalents at end of quarter     $   54,809    $   34,422
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the quarter for:

       Interest                                 $   14,837     $  12,630
                                                   =======       =======

       Taxes                                    $      138     $     351
                                                   =======       =======



See accompanying condensed notes to consolidated financial statements.
                                       6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of March 31, 2001 and December 31, 2000 and for the three-month periods ended March 31, 2001 and 2000 of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS"), Broadway National Bank ("BNB"), BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2000.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month periods ended
March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

     At March 31, 2001, the Company had commitments of $125.4 million to originate mortgage loans and $10.6 million to purchase loans from correspondent lenders. Of these $136.0 million commitments, $112.4 million were adjustable rate mortgage loans with interest rates ranging from 5.00% to 10.38% and $23.6 million were fixed rate mortgage loans with interest rates ranging from 5.99% to 10.00%. The Company also had commitments to sell $49.4 million of mortgage loans.

     At March 31, 2001, the Company was servicing first mortgage loans of approximately $884.3 million, which are either partially or wholly-owned by others.

NOTE 3:  BUSINESS SEGMENTS

     The Company's wholly-owned bank subsidiaries, BFS and BNB (collectively "the Banks"), have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II, wholly-owned subsidiaries of the Company, and various subsidiaries of the Banks did not meet the quantitative thresholds for determining reportable segments. The Banks provide general banking services to their customers, including deposit accounts, residential, commercial, consumer and business loans. Each Bank also invests in mortgage-backed securities and other financial instruments. In addition to its own operations, the Company provides managerial expertise and other professional services. The results of the Company, BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II comprise the "other" category.

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


                                                      (Dollars In Thousands)
                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the three-months
ended March 31, 2001:
     Interest income            $   21,489        2,362         23,851         1,239         (1,224)              23,866
     Interest expense               13,296          657         13,953         1,789         (1,224)              14,518
     Provision for loan losses         175           37            212                                               212
     Non-interest income             2,755          276          3,031           214            (45)               3,200
     Non-interest expense            7,926        1,166          9,092           179            (45)               9,226
     Income tax expense              1,005          265          1,270          (170)                              1,100
     Net income                      1,842          513          2,355          (345)                              2,010
     Total assets                1,206,745      155,612      1,362,357       160,759       (154,454)           1,368,662
Net interest margin                  2.99%        5.27%           n.m.          n.m.            n.m.               3.04%
Return on average assets              .63%        1.37%           n.m.          n.m.            n.m.                .61%
Return on average equity             8.36%       15.94%           n.m.          n.m.            n.m.               8.70%

At or for the three-months
ended March 31, 2000:
     Interest income            $   19,557        2,185         21,742            47            (43)              21,746
     Interest expense               12,243          592         12,835           104            (43)              12,896
     Provision for loan losses         221           30            251                                               251
     Non-interest income             2,937          276          3,213                          (47)               3,166
     Non-interest expense            6,909        1,208          8,117           157            (47)               8,227
     Income tax expense              1,104          220          1,324           (68)                              1,256
     Net income                      2,017          411          2,428          (146)                              2,282
     Total assets                1,142,673      141,728      1,284,401        94,187        (92,540)           1,286,048
Net interest margin                  2.81%        5.22%           n.m.          n.m.            n.m.               3.04%
Return on average assets              .72%        1.18%           n.m.          n.m.            n.m.                .73%
Return on average equity            10.30%       13.97%           n.m.          n.m.            n.m.              10.41%

n.m. = not meaningful



                                       BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                          Average Balances and Yields / Costs
                                                    (Unaudited)

For the quarter ended March 31:                                2001                                      2000
                                                -------------------------------------       ------------------------------
                                                                             Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $    99,491      $ 1,690      6.79%        $   82,990       $ 1,387       6.69%
 Loan, net and loans held for sale (2)           1,051,417       20,890      7.95%         1,039,444        19,661       7.57%
 Mortgage-backed securities (3)                     78,491        1,286      6.55%            43,234           698       6.46%
                                                ----------    ---------                     ---------    ----------
   Total interest-earning assets                 1,229,399       23,866      7.77%         1,165,668        21,746       7.46%
                                                              ---------     ---------                    ----------  ---------
 Non-interest-earning assets                        97,924                                    92,905
                                                ----------                                  ---------
   Total assets                                $ 1,327,323                                $1,258,573
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   54,949          388      2.82%        $   56,205           398       2.83%
 Savings accounts                                 168,929        1,273      3.01%           149,999           980       2.61%
 NOW accounts                                     124,162          235      0.76%           112,907           216       0.77%
 Certificate accounts                             416,059        6,328      6.08%           399,253         5,586       5.60%
                                                ----------    ---------                    ---------    ----------
   Total                                          764,099        8,224      4.31%           718,364         7,180       4.00%
 Borrowed Funds (4)                               356,184        5,414      6.08%           387,068         5,716       5.91%
 Corporation-obligated mandatorily
  redeemable capital securities                    32,000          880     11.00%                 0             0       0.00%
                                               ----------    ---------                    ---------    ----------
   Total interest-bearing liabilities           1,152,283       14,518      5.04%         1,105,432        12,896       4.67%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  82,602                                    65,435
                                                ----------                                 ---------
   Total liabilities                            1,234,885                                 1,170,867
                                                ----------                                 ---------
 Stockholders' equity                              92,438                                    87,706
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,327,323                                $1,258,573
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 9,348      2.73%                         $ 8,850       2.79%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    3.04%                                       3.04%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     106.69%                                   105.45%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 6.07% and 5.90% for the three months ended March 31, 2001 and March 31, 2000, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

     The Company, headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for BFS, in connection with the conversion of BFS from a mutual to a stock form of ownership. The Company later acquired BNB, a nationally-chartered commercial bank, as its wholly-owned subsidiary in February 1997. In December 1999, the Company acquired Diversified Ventures, Inc., d/b/a Forward Financial Company ("Forward Financial") and Ellsmere Insurance Agency, Inc. ("Ellsmere"). Forward Financial operates as a subsidiary of BFS and Ellsmere has limited operations as a subsidiary of BNB.

     The Company's business has been conducted primarily through its wholly-owned subsidiaries of BFS and BNB (collectively, the "Banks"). BFS operates its administrative/bank branch office located in Burlington, Massachusetts and its eight other bank branch offices located in Arlington, Bedford, Billerica, Boston, Lexington, Peabody, Wellesley and Woburn, all of which are located in the greater Boston metropolitan area. BFS' subsidiary, Forward Financial, maintains its headquarters in Northborough, Massachusetts and operates in approximately 26 states across the U.S. BNB operates two banking offices in Chelsea and Revere, both of which are also in the greater Boston metropolitan area. Through its subsidiaries, the Company attracts retail deposits from the general public and invests those deposits and other borrowed funds in loans, mortgage-backed securities, U.S. Government and federal agency securities and other securities. The Company originates mortgage loans for its investment portfolio and for sale and generally retains the servicing rights of loans it sells. Additionally, the Company originates chattel mortgage loans, substantially all of which are sold in the secondary market, servicing released. Loan sales are made from loans held in the Company's portfolio designated as being held for sale or originated for sale during the period. The Company's revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, gains on sale of loans, fees and loan servicing income. The Company's primary sources of funds are deposits, principal and interest payments on loans, investments, mortgage-backed securities, Federal Home Loan Bank of Boston ("FHLB") advances and proceeds from the sale of loans.

     The Company's results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, real estate operations expense, investment and loan sale activities and loan servicing. The Company's non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, advertising, data processing expense, goodwill amortization, and other expenses. Results of operations of the Company are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

     Each of the Banks is considered a business segment and accordingly, the Company has complied with the segment reporting requirement in Note 3 of this document and in discussion herein as appropriate. As a result of the acquisition of BNB, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). BFS is regulated by the Office of Thrift Supervision ("OTS") and BNB is regulated by the Office of the Comptroller of the Currency ("OCC").

B. FINANCIAL CONDITION

     Total assets at March 31, 2001 were $1.369 billion, compared to $1.328 billion at December 31, 2000, an increase of $40.9 million or 3.1%. Asset growth was primarily attributable to a $24.1 million increase in mortgage-backed securities available for sale, a $6.3 million increase in loans held for sale and a$5.5 million increase in loans, net. Mortgage-backed securities available for sale increased from $15.4 million at December 31, 2000 to $39.5 million at March 31, 2001 due primarily to the purchase of various collateralized mortgage obligations, ("CMO's") Deposit accounts increased by $8.7 million, from a balance of $849.6 million at December 31, 2000 to a balance of $858.3 million at March 31, 2001. The increase in deposits is net of $13.8 million reduction in wholesale brokered certificates of deposit. Thus, retail deposit growth was $22.5 million during the current quarter. Federal Home Loan Bank advances and other borrowings increased by $32.2 million, to a balance of $376.5 million at March 31, 2001 from a balance of $344.3 million at December 31, 2000.

C.  LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, investments, mortgage-backed and related securities and loan sales, FHLB advances and repurchase agreements. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has maintained reasonable and prudent levels of liquid assets at BFS and BNB in accordance with OTS and OCC regulations, respectively.

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At March 31, 2001, the Company's cash and loans, investments, and mortgage-backed securities available for sale totaled $181.0 million or 13.2% of the Company's total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2001, the Company had $376.5 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances, wholesale brokered deposits and repurchase agreements to supplement cash flow needs.

     At March 31, 2001, the Company had commitments to originate loans and unused outstanding lines of credit totaling $249.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from March 31, 2001, totaled $259.3 million.

     At March 31, 2001, the consolidated stockholders' equity to total assets ratio was 6.5%. As of March 31, 2001, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated tier 1 capital, total capital and tier 1 leverage ratios were 12.0%, 13.6% and 7.7%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 6.0%, 10.8%, 9.6% and 6.0%, respectively. BNB's total risk-based, tier 1 risk-based and tier 1 leverage capital ratios were 13.2%, 12.3%, and 6.4%, respectively.

D. COMPARISON OF THREE-MONTHS ENDED MARCH 31, 2001 AND 2000

GENERAL

     Earnings for the quarter ended March 31, 2001 were $2.0 million, or $.45 basic and $.42 diluted earnings per share, compared to earnings of $2.3 million, or $.48 basic and diluted earnings per share for the first quarter of 2000. The Company's annualized return on average assets was .61% and the annualized return on average stockholders' equity was 8.70% during the three-months ended March 31, 2001, compared to .73% and 10.41%, respectively, for the three-months ended March 31, 2000 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended March 31, 2001 increased by $2.1 million, or 9.7%, to $23.9 million, compared to the quarter ended March 31, 2000. The increase in interest income was due to the combined effects of an increase of $63.7 million in average interest-earning assets and an increase of 31 basis points in the average yield. The average yield on interest-earning assets increased to 7.77% for the three months ended March 31, 2001 from 7.46% for the three months ended March 31, 2000.

     Interest income on loans, net, for the quarter ended March 31, 2001 increased by $1.2 million, or 6.3%, to $20.9 million compared to $19.7 million for the same quarter in 2000. The increase in interest income from loans, net, for the three-months ended March 31, 2001, compared to the same period last year, was primarily attributable to increases in average yields of 38 basis points. The average yield on loans, net for the quarter ended March 31, 2001 was 7.95%, compared to an average yield of 7.57% for the three months ended March 31, 2000. Interest income on loans, net was also positively impacted in the current quarter by an increase in average interest earning balance of $12.0 million, compared to the same quarter last year.

     Interest on mortgage-backed securities for the quarter ended March 31, 2001 increased by $588,000 to $1.3 million, compared to $698,000 for the same quarter in 2000. This increase in income was due primarily to the $35.3 million higher average balance during the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. A 9 basis point increase in the average yield during the current quarter, compared to the quarter ended March 31, 2000, also contributed to the increased income. The average yield during the current quarter was 6.55%, compared to 6.46% for the quarter ended March 31, 2000.

     Income from investment securities was $1.7 million for the quarter ended March 31, 2001 compared to $1.4 million for the prior year quarter. The average yield on investment securities increased by 10 basis points in the current quarter, compared to the first quarter of 2000. The average balance increased by $16.5 million to an average of $99.5 million during the quarter ended March 31, 2001, compared to an average balance of $83.0 million for the quarter ended March 31, 2000.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended March 31, 2001 increased by $1.6 million or 12.6%, to $14.5 million compared to $12.9 million for the quarter ended March 31, 2000. The increase in interest expense for the quarter ended March 31, 2001 was due in part to an increase of $46.9 million in the average balance of interest-bearing liabilities, which averaged $1.152 billion during the current quarter, compared to an average balance of $1.105 billion during the quarter ended March 31, 2000. An increase of 37 basis points in the average cost of interest-bearing liabilities during the current quarter contributed to the remaining increase in interest expense. The average cost of interest-bearing liabilities increased to 5.04% during the quarter ended March 31, 2001, compared to 4.67% for last year's comparable quarter. The increase was due to generally higher market interest rates and the inclusion of the $32.0 million corporation-obligated mandatorily redeemable capital securities ("trust preferreds"), which bear an average cost of 11.0%.

     Interest expense on deposit accounts was $8.2 million for the quarter ended March 31, 2001, an increase of $1.0 million from the $7.2 million for the quarter ended March 31, 2000. Slightly more than one-half the increase in interest expense on deposit accounts resulted from an increase in the average cost of funds, which increased to 4.31% in the current quarter, compared to 4.00% for last year's comparable quarter. The cost of funds increased due to higher rates paid on various types of deposit accounts due to rising market interest rates. The remaining increase in the expense was due to higher average deposit account balances of $764.1 million for the three-months ended March 31, 2001, compared to average deposit account balances of $718.4 million, an increase of $45.7 million compared to the quarter ended March 31, 2000.

     Interest expense on borrowed funds decreased from $5.7 million for the quarter ended March 31, 2000 to $5.4 million for the current quarter. The decline in interest expense on borrowed funds was the result of a decrease in the average balance, which decreased from an average balance of $387.1 million during the first quarter of 2000 to an average balance of $356.2 million during the first quarter of 2001. The impact of the decrease in the interest expense caused by lower average balances was somewhat offset by an increase in the average cost of borrowed funds, which increased from 5.91% during the quarter ended March 31, 2000 to an average of 6.08% during the current quarter.

Net Interest Income

     Net interest income during the first quarters of 2001 and 2000 was $9.3 million and $8.9 million, respectively, as increases in interest-earning assets contributed to the improvement in net interest income. The net interest rate spread declined from 2.79% for the quarter ended March 31, 2000, to 2.73% for the current quarter. The net interest margin for the quarter ended March 31, 2001 was 3.04%, the same as the prior year's first quarter, despite the inclusion of the trust preferreds at an average cost of 11.0% in the current quarter's calculation. Excluding the trust preferreds, the net interest margin would have improved due to the gradual shift to higher yielding commercial and construction loans, equity lines and business loans. These loans also carry a higher degree of credit risk than residential mortgage loans.

Provision for Loan Losses

     The Company's provision for loan losses was $212,000 for the quarter ended March 31, 2001, compared to $251,000 for the comparable quarter last year. The allowance for loan losses increased from $11.4 million at December 31, 2000 to $11.5 million at March 31, 2001 due to this quarter's provision, net of charge-offs. The provision decreased for the three-months ended March 31, 2001, compared to the same period last year, due to the Company's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The Company maintains an allowance for losses that are inherent in the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.


     Management believes the allowance is adequate to absorb probable loan losses. Management's methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers' ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance based on their judgments about information available to them at the time of their examination.

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is affected by changes in market conditions.

     As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At March 31, 2001, the Company classified $3.3 million of loans ($2.5 million at BFS and $836,000 at BNB) as sub-standard compared to $3.1 million ($2.5 million of BFS and $563,000 of BNB) at December 31, 2000. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at March 31, 2001 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at March 31, 2001 was $11.5 million, which represented 1,267% of non-performing loans or 1.07% of total loans, compared to $11.4 million at December 31, 2000, or 1,190% of non-performing loans and 1.07% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $286.5 million at December 31, 2000 to approximately $287.7 million at March 31, 2001.

     Non-performing loans at March 31, 2001 amounted to $908,000 or .08% of total loans, compared to $956,000 or .09% of total loans, at December 31, 2000.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $18,000 and $21,000 for the three-month periods ended March 31, 2001 and 2000, respectively. The amount of interest income that was recorded on these loans was $5,000 and $7,000 for the three-month periods ended March 31, 2001 and 2000, respectively.

     At March 31, 2001, loans characterized as impaired totaled $49,000. During the three-months ended March 31, 2001, the average recorded value of impaired loans was $181,000, $4,000 interest income was recognized and $4,000 of interest income would have been recognized under the loans' original terms.

     At March 31, 2001 and at December 31, 2000, the Company had $147,000 and $145,000 in real estate owned, respectively. Further, at March 31, 2001, the Company also had restructured real estate loans amounting to $205,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income was $3.2 million for the quarters ended March 31, 2001 and 2000. Deposit service fees increased from $460,000 in the quarter ended March 31, 2000, to $574,000 in the current quarter. This increase was primarily due to higher levels of deposit accounts. Gain on sale of loans was $1.6 million for the quarter ended March 31, 2001, compared to $1.9 million for last year's comparable quarter. The decline in gain on sale of loans was due to the negative effects of the severe winter and general market conditions on Forward
Financial's loan sales, which amounted to $1.1 million in the quarter ended March 31, 2001, compared to $1.6 million in the quarter ended March 31, 2000. Somewhat offsetting was an increase in the gain on sale of loans recognized by BFS totaling $508,000 during the quarter ended March 31, 2001, compared to $291,000 for the quarter ended March 31, 2000. Gain on sale of investments totaled $215,000 in the current quarter as the Company sold a portion of its equity securities portfolio.
Non-Interest Expense

     Total non-interest expenses increased to $9.2 million for the quarter ended March 31, 2001 from $8.2 million for the quarter ended March 31, 2000. The current quarter's non-interest expenses are higher primarily due to a 6.2% increase in compensation and benefits, reflecting normal annual increases and slight increases in staff levels and an increase in other expenses due in part to the write-off of uncollectable accounts. Additionally, non-operating expenses for the three-months ended March 31, 2000 was lower due to the inclusion of real estate operations income recognized in the dissolution of a real estate subsidiary of BFS.

Income Tax Expense

     Income tax expense for the quarters ended March 31, 2001 and 2000 was $1.1 million and $1.3 million, respectively. The effective income tax rate was 35.4% during the current quarter, compared to 35.5% for the quarter ended March 31, 2000.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     One of the principal market risks affecting the Company is interest rate risk. The objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established a management Asset/Liability Committee that is responsible for reviewing the Company's asset/ liability policies and interest rate risk position. The Committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

     At March 31, 2001, the Company's one year gap was a positive 7.3% of total assets, compared to a positive 8.4% of total assets at December 31, 2000.

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

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results. See the Company's Form 10-K for the year ended December 31, 2000 for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 2000.

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

Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Restated Certificate of Incorporation*
          3.2  Amended and Restated Bylaws as of February 23, 2000**

     *  Incorporated  herein by reference  into this document from Exhibits 3.1,
4.0 and 10.5 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860

     ** Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed on March 30, 2001.

     (b) Reports on Form 8-k Previously reported on Form 10-k for the period ending December 31, 2000.
                                           17

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  May 14, 2001
                                        ----------------------------------
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  May 14, 2001
                                        ----------------------------------
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Corporate Secretary