Form 10-Q
period 2001-06-30
BOSTONFED BANCORP INC
filed 2001-08-14
CIK 948515

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               June 30, 2001
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2001: 4,528,303.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            June 30, 2001 (unaudited) and December 31, 2000               2

            Consolidated Statements of Operations for the Three
            and Six Months ended June 30, 2001 and 2000 (unaudited)       3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Three and Six Months ended
            June 30, 2001 (unaudited)                                     4

            Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 2001 and 2000 (unaudited)       5 - 6

            Notes to Consolidated Financial Statements                7 - 8

            Average Balances and Yield / Costs                        9 - 10

 Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      11 - 16


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                  17





PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                            18

 Item 2.    Changes in Securities and Use of Proceeds                    18

 Item 3.    Defaults Upon Senior Securities                              18

 Item 4.    Submission of Matters to a Vote of Security Holders          18

 Item 5.    Other Information                                            18

 Item 6.    Exhibits and Reports on Form 8-K                             18

 Signature Page                                                          19

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                                (In Thousands)

                                                   June 30,     December 31,
                                                     2001          2000
                                                  -----------  --------------
Assets                                            (Unaudited)
------------
Cash and cash equivalents                            $ 36,659   $  50,675
Investment securities available for sale
  (amortized cost of $61,840 at June 30, 2001
   and $63,361 at December 31, 2000)                   61,983      63,421
Investment securities held to maturity (fair
  value of $840 at June 30, 2001 and $2,328
  at December 31, 2000)                                   804       2,304
Mortgage-backed securities available for sale
  (amortized cost of $88,034 at June 30, 2001
   and $15,488 at December 31, 2000)                   87,888      15,372
Mortgage-backed securities held to maturity (fair
  value of $49,680 at June 30, 2001 and $54,970
  at December 31, 2000)                                49,174      55,283
Loans held for sale                                    31,164      12,816
Loans, net of allowance for loan losses of $11,674
  and $11,381 at June 30, 2001 and December 31,
  2000                                              1,064,359   1,036,435
Accrued interest receivable                             7,397       7,375
Stock in FHLB of Boston and Federal Reserve Bank       22,356      20,649
Premises and equipment                                 10,355      10,647
Real estate owned                                           0         145
Goodwill, net of amortization                          18,456      19,195
Other assets                                           35,172      33,465
                                                   ----------  ----------
            Total assets                           $1,425,767  $1,327,782
                                                   ==========  ==========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $865,796    $849,647
 Federal Home Loan Bank advances and other
  Borrowed Money                                      427,405     344,334
 Corporation-obligated mandatorily redeemable
  capital securities                                   32,000      32,000
 Advance payments by borrowers for taxes
  and insurance                                         2,590       2,864
 Other liabilities                                      8,365       9,024
                                                   ----------  ----------
            Total liabilities                       1,336,156   1,237,869
                                                   ----------  ----------

Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value, 17,000,000 shares
  authorized; 6,589,617 shares issued (4,556,803
  and 4,648,481 shares outstanding at June 30, 2001
  and December 31, 2000, respectively)                     66          66
 Additional paid-in capital                            67,726      67,538
 Retained earnings                                     60,927      57,696
 Accumulated other comprehensive income                   (2)          88
  Less: Treasury stock, at cost (2,032,814 shares
         and 1,941,136 shares at June 30, 2001 and
         December 31, 2000, respectively at cost)     (37,966)    (34,281)
  Less: Unallocated ESOP shares                        (1,058)     (1,058)
  Less: Unearned Stock-Based Incentive Plan               (82)       (136)
                                                   ----------  ----------
            Total stockholders' equity                 89,611      89,913
                                                   ----------  ----------
Total liabilities and stockholders' equity         $1,425,767  $1,327,782
                                                   ==========  ===========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               (Dollars In Thousands, except per share amount)

                                 Three Months Ended        Six Months Ended
                                 ------------------       ------------------
                                 6/30/01    6/30/00       6/30/01    6/30/00
                                 ------------------       ------------------

                                     (Unaudited)             (Unaudited)

Interest income:
 Loans                          $ 20,570   $ 19,766        $ 41,460  $ 39,427
 Mortgage-backed securities        1,754      1,271           3,040     1,969
 Investment securities             1,623      1,645           3,313     3,032
                                 -------    -------         -------   -------
   Total interest income          23,947     22,682          47,813    44,428
                                 -------    -------         -------   -------
Interest expense:
 Deposit accounts                  7,883      7,773          16,107    14,953
 Borrowed funds                    5,868      5,932          11,282    11,648
 Corporation obligated mandatorily
  redeemable capital securities
  distributions                      881          0           1,761         0
                                 -------    -------         -------   -------
   Total interest expense         14,632     13,705          29,150    26,601
                                 -------    -------         -------   -------
Net interest income                9,315      8,977          18,663    17,827
Provision for loan losses            208        249             420       500
                                 -------    -------         -------   -------
 Net interest
   income after provision          9,107      8,728          18,243    17,327
Non-interest income:
 Deposit service fees                608        473           1,182       933
 Loan processing and servicing
   fees                              (16)       165             114       340
 Gain on sale of loans             3,112      2,869           4,731     4,777
 Income from bank owned life
   insurance                         315        320             621       635
 Gain on sale of investments           0          5             215         5
 Other                               480        373             836       681
                                 -------    -------         -------   -------
   Total non-interest income       4,499      4,205           7,699     7,371
                                 -------    -------         -------   -------
Non-interest expense:
 Compensation and benefits         5,200      5,114          10,652    10,248
 Occupancy and equipment           1,224      1,066           2,316     2,070
 Data processing                     402        366             841       721
 Advertising expense                 282        293             502       537
 Federal deposit insurance
  premiums                            41         41              85        80
 Real estate operations                4         13               7      (274)
 Amortization of goodwill            355        354             709       697
 Other                             2,112      1,881           3,734     3,276
                                 -------    -------         -------   -------
  Total non-interest expense       9,620      9,128          18,846    17,355
                                 -------    -------         -------   -------
Income before income taxes         3,986      3,805           7,096     7,343
Income tax expense                 1,477      1,318           2,577     2,574
                                 -------    -------         -------   -------
Net income                      $  2,509   $  2,487        $  4,519  $  4,769
                                 =======    =======         =======   =======

Basic earnings per share           $0.56      $0.52           $1.01     $1.00
Diluted earnings
  per share                        $0.54      $0.52           $0.96     $0.99
Basic weighted average shares
  outstanding                  4,423,879  4,763,082       4,460,856  4,755,787
Common stock equivalents
  due to dilutive effect
  of stock options               251,724     28,329         240,923     41,844
Diluted total weighted average
  shares outstanding           4,675,603  4,791,411       4,701,779  4,797,631

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                Three Months Ended June 30, 2001
                       (Dollars In Thousands, Except Per Share Amounts)
                                          (Unaudited)

                                                                         Accumulated                 Unearned
                                                                            other                     Stock-
                                        Additional                      Comprehensive  Unallocated    Based        Total
                                Common    paid-in   Retained  Treasury      income        ESOP      Incentive   stockholders'
                                stock     capital   earnings    Stock       (loss)       shares        Plan        equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 2000    $ 66      67,538     57,696    (34,281)          88      (1,058)      (136)         89,913

Net income                       - -         - -      2,010       - -           - -          - -        - -          2,010

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax of $25)             - -         - -        - -       - -            44          - -        - -             44
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -           - -          - -        - -          2,054

Cash dividends declared and
 paid ($0.13 per share)          - -         - -       (604)      - -           - -          - -        - -           (604)

Common Stock repurchased
 (96,000 shares at an average
  price of $23.15 per share)     - -         - -        - -     (2,211)         - -          - -        - -         (2,211)

Stock options exercised          - -          (3)       - -         44          - -          - -        - -             41

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -           - -          - -         37             37

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         171        - -       - -           - -          - -        - -            171
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Balance at March 31, 2001       $ 66      67,706      59,102   (36,448)         132       (1,058)       (99)        89,401
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Net income                       - -         - -       2,509       - -          - -          - -        - -          2,509

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $85)    - -         - -        - -        - -          (134)        - -        - -           (134)
                                                                                                                    --------
Total comprehensive income       - -         - -        - -        - -          - -          - -        - -          2,375

Cash dividends declared and
 paid ($0.15 per share)          - -         - -       (684)       - -          - -          - -        - -           (684)

Common Stock repurchased
 (92,000 shares at an average
  price of $21.60 per share)     - -         - -        - -     (1,977)         - -          - -        - -         (1,977)

Stock options exercised          - -        (136)       - -        459          - -          - -        - -            323

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -        - -          - -          - -         17             17

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         156        - -        - -          - -          - -        - -            156
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Balance at June 30, 2001       $ 66       67,726     60,927    (37,966)           (2)      (1,058)       (82)       89,611
                               -------    -------   --------   ---------    ---------     --------   ---------    --------




See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Six Months Ended
                                                         June 30,
                                                    2001          2000
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    4,519    $    4,769
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                1,259         1,308
      Earned SIP shares                                 54           131
      Appreciation in fair value of shares
       charged to expense for compensation plans       327           136
      Income from bank owned life insurance           (621)         (635)
      Provision for loan losses                        420           500
      Provision for valuation allowance for
        real estate owned                                -             6
      Loans originated for sale                   (246,923)      (99,579)
      Proceeds from sale of loans                  233,306        96,664
      Gain on sale of loans                         (4,731)       (4,777)
      Gain on sale of real estate
        acquired through foreclosure                     -            (4)
      Gain on sale of investment securities           (215)            -
      Gain on sale of premises                        (217)            -
      Increase in accrued interest receivable          (22)         (957)
      Increase in prepaid expenses
       and other assets, net                        (1,056)         (758)
      Increase in accrued expenses and
       other liabilities, net                         (803)         (254)
                                                   --------       -------
          Net cash used in
           operating activities                    (14,703)       (3,450)
                                                   ========       =======

Cash flows from investing activities:
  Net cash paid for Forward Financial                    -          (994)
  Proceeds from sale of investment
   securities available for sale                     3,113            41
  Proceeds from maturities of investment
   securities held to maturity                       1,500             -
  Proceeds from maturities of investment
   securities available for sale                    24,400         2,000
  Purchase of investment securities
   available for sale                              (25,981)      (14,519)
  Purchase of mortgage-backed securities
   available for sale                              (77,453)       (1,986)
  Purchase of FHLB and Federal Reserve Stock        (1,707)         (338)
  Principal payments on mortgage-backed
   securities available for sale                     4,883         1,171
  Principal payments on mortgage-
   backed securities held to maturity                6,099         3,635
  Principal payments on investment
   securities available for sale                       339           295
  Increase in loans, net                           (28,344)      (33,197)
  Purchases of premises and equipment                 (931)       (1,978)
  Proceeds from sale of real estate owned              147           175
  Proceeds from sale of premises                       790             -
  Additional investment in real estate owned            (2)          (33)
                                                    -------       -------
       Net cash used in
         investing activities                      (93,147)      (45,728)
                                                   ========      ========
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Six Months Ended
                                                          June 30,
                                                    2001            2000
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    16,149        69,050
    Repayments of Federal Home Loan
     Bank advances                                (259,977)     (209,810)
    Proceeds from Federal Home Loan
     Bank advances                                 343,048       196,915
    Proceeds from other borrowings                      -          1,945
    Cash dividends paid                             (1,288)       (1,225)
    Common stock repurchased                        (4,188)       (1,125)
    Options exercised, net of taxes                    364            39
    Decrease in advance payments
     by borrowers for taxes and insurance             (274)         (628)
                                                  --------       -------

         Net cash provided by
            financing activities                    93,834        55,161
                                                   -------       -------

         Net (decrease)increase
          in cash and cash equivalents             (14,016)        5,983


Cash and cash equivalents at beginning of period    50,675        34,696
                                                   -------       -------

Cash and cash equivalents at end of period      $   36,659    $   40,679
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the period for:

       Interest                                 $   28,987     $  27,166
                                                   =======       =======

       Taxes                                    $    2,376    $    2,301
                                                   =======       =======



See accompanying condensed notes to consolidated financial statements.
                                       6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2001 and for the three- and six-month periods ended June 30, 2001 and 2000 of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS"), Broadway National Bank ("BNB"), BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2000.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that upon the adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will no be amortized but will be reviewed for impairment periodically or upon occurrence of certain triggering events. This statement is effective for fiscal years beginning after December 15, 2001. At June 30, 2001, the Company had $18.5 million of goodwill on its balance sheet that was being amortized at a rate of approximately $1.4 million annually. The adoption of this Statement is expected to increase basic earnings per share by approximately $.21 and diluted earnings per share by approximately $.20, based on outstanding weighted average share data at June 30, 2001.

NOTE 2:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At June 30, 2001, the Company had commitments of $143.0 million to originate mortgage loans and $6.6 million to purchase loans from correspondent lenders. Of these $149.6 million commitments, $110.7 million were adjustable rate mortgage loans with interest rates ranging from 5.00% to 9.50% and $38.9 million were fixed rate mortgage loans with interest rates ranging from 6.25% to 9.63%. The Company also had commitments to sell $63.4 million of mortgage loans.

     At June 30, 2001, the Company was servicing first mortgage loans of approximately $908.4 million, which are either partially or wholly-owned by others.

NOTE 3:  BUSINESS SEGMENTS

     The Company's wholly-owned bank subsidiaries, BFS and BNB (collectively "the Banks"), have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II, wholly-owned subsidiaries of the
Company, and various subsidiaries of the Banks did not meet the quantitative thresholds for determining reportable segments. The Banks provide general banking services to their customers, including deposit accounts, residential, commercial, consumer and business loans. Each Bank also invests in mortgage-backed securities and other financial instruments. In addition to its own operations, the Company provides managerial expertise and other professional services to its various subsidiaries. The results of the Company, BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II comprise the "other" category.

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

     Each Bank is managed separately. BNB is managed by a President and CEO, who reports directly to the Company's CEO and BNB's Board of Directors. BFS is managed by a CEO, who is also the Company's CEO, and reports directly to BFS' Board of Directors.

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.


                                                      (Dollars In Thousands)
                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the three-months
ended June 30, 2001:
     Interest income            $   21,449        2,417         23,866         1,218         (1,137)              23,947
     Interest expense               13,293          688         13,981         1,788         (1,137)              14,632
     Provision for loan losses         170           38            208                                               208
     Non-interest income             4,156          297          4,453             1             45                4,499
     Non-interest expense            8,056        1,189          9,245           330             45                9,620
     Income tax expense              1,489          284          1,773          (296)                              1,477
     Net income                      2,597          515          3,112          (603)                              2,509
     Total assets                1,262,138      156,491      1,418,629       158,909       (151,771)           1,425,767
Net interest margin                  2.86%        5.04%           n.m.          n.m.            n.m.               2.90%
Return on average assets              .85%        1.32%           n.m.          n.m.            n.m.                .72%
Return on average equity            11.47%       16.19%           n.m.          n.m.            n.m.              10.88%

At or for the three-months
ended June 30, 2000:
     Interest income            $   20,421        2,239         22,660            66            (44)              22,682
     Interest expense               13,023          600         13,623           126            (44)              13,705
     Provision for loan losses         159           90            249                                               249
     Non-interest income             3,942          308          4,250             5            (50)               4,205
     Non-interest expense            7,766        1,245          9,011           167            (50)               9,128
     Income tax expense              1,182          210          1,392           (74)                              1,318
     Net income                      2,233          402          2,635          (148)                              2,487
     Total assets                1,165,070      147,167      1,312,237        95,643        (93,797)           1,314,083
Net interest margin                  2.76%        5.28%           n.m.          n.m.            n.m.               2.99%
Return on average assets              .77%        1.12%           n.m.          n.m.            n.m.                .77%
Return on average equity            11.01%       13.52%           n.m.          n.m.            n.m.              11.03%

n.m. = not meaningful


                                                       (Dollars in Thousands)
                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the six-months
ended June 30, 2001:
     Interest income            $   42,938        4,779         47,717         2,457         (2,361)              47,813
     Interest expense               26,589        1,345         27,934         3,577         (2,361)              29,150
     Provision for loan losses         345           75            420                                               420
     Non-interest income             6,911          573          7,484           215                               7,699
     Non-interest expense           15,982        2,355         18,337           509                              18,846
     Income tax expense              2,494          549          3,043          (466)                              2,577
     Net income                      4,439        1,028          5,467          (948)                              4,519
     Total assets                1,262,138      156,491      1,418,629       158,909       (151,771)           1,425,767
Net interest margin                  2.92%        5.15%           n.m.          n.m.            n.m.               2.97%
Return on average assets              .74%        1.34%           n.m.          n.m.            n.m.                .67%
Return on average equity             9.92%       16.07%           n.m.          n.m.            n.m.               9.79%

At or for the six-months
ended June 30, 2000:
     Interest income            $   39,978        4,424         44,402           113            (87)              44,428
     Interest expense               25,266        1,192         26,458           230            (87)              26,601
     Provision for loan losses         380          120            500                                               500
     Non-interest income             6,879          584          7,463             5            (97)               7,371
     Non-interest expense           14,675        2,453         17,128           324            (97)              17,355
     Income tax expense              2,286          430          2,716          (142)                              2,574
     Net income                      4,250          813          5,063          (294)                              4,769
     Total assets                1,165,070      147,167      1,312,237        95,643        (93,797)           1,314,083
Net interest margin                  2.78%        5.25%           n.m.          n.m.            n.m.               3.01%
Return on average assets              .75%        1.15%           n.m.          n.m.            n.m.                .75%
Return on average equity            10.66%       13.74%           n.m.          n.m.            n.m.              10.72%

n.m. = not meaningful



                                                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                      Average Balances and Yields / Costs
                                                                     (Unaudited)
For the quarter ended June 30:                                 2001                                      2000
                                                -------------------------------------       ------------------------------
                                                                             Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $   100,737      $ 1,623      6.44%        $   96,902       $ 1,645       6.79%
 Loan, net and loans held for sale (2)           1,075,850       20,570      7.65%         1,026,354        19,766       7.70%
 Mortgage-backed securities (3)                    108,016        1,754      6.50%            79,185         1,271       6.42%
                                                ----------    ---------                     ---------    ----------
   Total interest-earning assets                 1,284,603       23,947      7.46%         1,202,441        22,682       7.55%
                                                              ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       102,283                                    95,924
                                                ----------                                  ---------
   Total assets                                $ 1,386,886                                $1,298,365
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   54,159          372      2.75%        $   54,636           389       2.85%
 Savings accounts                                 171,712        1,005      2.34%           161,897         1,111       2.74%
 NOW accounts                                     128,441          199      0.62%           119,869           225       0.75%
 Certificate accounts                             412,011        6,307      6.12%           419,349         6,048       5.77%
                                                ----------    ---------                    ---------    ----------
   Total                                          766,323        7,883      4.11%           755,751         7,773       4.11%
 Borrowed Funds (4)                               403,950        5,868      5.81%           382,259         5,932       6.21%
 Corporation-obligated mandatorily
  redeemable capital securities                    32,000          881     11.00%                 0             0       0.00%
                                               ----------    ---------                    ---------    ----------
   Total interest-bearing liabilities           1,202,273       14,632      4.87%         1,138,010        13,705       4.82%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  92,401                                    70,162
                                                ----------                                 ---------
   Total liabilities                            1,294,674                                 1,208,172
                                                ----------                                 ---------
 Stockholders' equity                              92,212                                    90,193
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,386,886                                $1,298,365
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 9,315      2.59%                         $ 8,977       2.73%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    2.90%                                       2.99%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     106.85%                                   105.66%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.80% and 6.20% for the three months ended June 30, 2001 and June 30, 2000, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                      Average Balances and Yields / Costs
                                                                     (Unaudited)
For the six months ended June 30:                                 2001                                      2000
                                                -------------------------------------       ------------------------------
                                                                             Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $   100,114      $ 3,313      6.62%        $   92,103       $ 3,032       6.58%
 Loan, net and loans held for sale (2)           1,063,634       41,460      7.80%         1,032,899        39,427       7.63%
 Mortgage-backed securities (3)                     93,254        3,040      6.52%            61,209         1,969       6.43%
                                                ----------    ---------                     ---------    ----------
   Total interest-earning assets                 1,257,002       47,813      7.61%         1,186,211        44,428       7.49%
                                                              ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       100,102                                    92,258
                                                ----------                                  ---------
   Total assets                                $ 1,357,104                                $1,278,469
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   54,554          760      2.79%        $   55,421           787       2.84%
 Savings accounts                                 170,321        2,278      2.67%           155,948         2,091       2.68%
 NOW accounts                                     126,302          434      0.69%           116,388           441       0.76%
 Certificate accounts                             414,035       12,635      6.10%           409,301        11,634       5.68%
                                                ----------    ---------                    ---------    ----------
   Total                                          765,211       16,107      4.21%           737,058        14,953       4.06%
 Borrowed Funds (4)                               380,067       11,282      5.94%           384,663        11,648       6.06%
 Corporation-obligated mandatorily
  redeemable capital securities                    32,000        1,761     11.00%                 0             0       0.00%
                                               ----------    ---------                    ---------    ----------
   Total interest-bearing liabilities           1,177,278       29,150      4.95%         1,121,721        26,601       4.74%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  87,501                                    67,799
                                                ----------                                 ---------
   Total liabilities                            1,264,779                                 1,189,520
                                                ----------                                 ---------
 Stockholders' equity                              92,325                                    88,949
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,357,104                                $1,278,469
                                                ==========                                 =========
 Net interest rate spread (5)                                  $18,663      2.66%                         $17,827       2.75%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    2.97%                                       3.01%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     106.77%                                   105.75%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.92% and 6.05% for the three months ended June 30, 2001 and June 30, 2000, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Item 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

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

B. FINANCIAL CONDITION

     Total assets at June 30, 2001 were $1.426 billion, compared to $1.328 billion at December 31, 2000, an increase of $98.0 million or 7.4%. Asset growth was primarily attributable to a $72.5 million increase in mortgage-backed securities available for sale, an $18.3 million increase in loans held for sale and a $27.9 million increase in loans, net. Mortgage-backed securities available for sale increased from $15.4 million at December 31, 2000 to $87.9 million at June 30, 2001 due primarily to the purchase of various collateralized mortgage obligations ("CMO's"). Loans held for sale increased from $12.8 million at December 31, 2000 to $31.2 million at June 30, 2001 and loans, net, increased from $1.036 billion at December 31, 2000 to $1.064 billion at June 30, 2001 as a result of recent high lending volumes of loans for both portfolio and for sale. Deposit accounts increased by $16.1 million, from a balance of $849.6 million at December 31, 2000 to a balance of $865.8 million at June 30, 2001. The increase in deposits is net of $8.8 million reduction in wholesale brokered certificates of deposit. Thus, retail deposit growth was $24.9 million during the six-months ended June 30, 2001. Federal Home Loan Bank advances and other borrowings increased by $83.1 million, to a balance of $427.4 million at June 30, 2001 from a balance of $344.3 million at December 31, 2000.


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

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2001, the Company's cash and loans held for sale, investment securities available for sale and mortgage-backed securities available for sale totaled $217.7 million, or 15.3% of the Company's total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2001, the Company had $427.4 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances, wholesale brokered deposits and repurchase agreements to supplement cash flow needs.

     At June 30, 2001, the Company had commitments to originate loans and unused outstanding lines of credit totaling $265.9 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 2001, totaled $287.9 million.

     At June 30, 2001, the consolidated stockholders' equity to total assets ratio was 6.3%. As of June 30, 2001, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated tier 1 capital, total capital and tier 1 leverage ratios were 12.0%, 13.5% and 7.6%, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 6.0%, 11.1%, 9.9% and 6.0%, respectively. BNB's total risk-based, tier 1 risk-based and tier 1 leverage capital ratios were 13.8%, 12.8%, and 6.3%, respectively.

D. COMPARISON OF THREE- AND SIX-MONTHS ENDED JUNE 30, 2001 AND 2000

GENERAL

     Earnings for the quarter ended June 30, 2001 were $2.5 million, or $.56 basic and $.54 diluted earnings per share, compared to earnings of $2.5 million, or $.52 basic and diluted earnings per share for the second quarter of 2000. Earnings for the six-months ended June 30, 2001 amounted to $4.5 million, or
$1.01 basic and $.96 diluted earnings per share, compared to $4.8 million, or $1.00 basic and $.99 diluted earnings per share for the six-months ended June 30, 2000. The Company's annualized return on average assets was .67% and the annualized return on average stockholders' equity was 9.79% during the six-months ended June 30, 2001, compared to .75% and 10.72%, respectively, for the six-months ended June 30, 2000 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended June 30, 2001 increased by $1.3 million, or 5.6%, to $23.9 million, compared to the quarter ended June 30, 2000. The increase in interest income was due to the increase of $82.2 million in average interest-earning assets, partially offset by a decrease of 9 basis points in the average yield. The average yield on interest-earning assets decreased to 7.46% for the three months ended June 30, 2001 from 7.55% for the three months ended June 30, 2000. Total interest income for the six-months ended June 30, 2001 amounted to $47.8 million, an increase of $3.4 million, or 7.6%, compared to the $44.4 million interest earned for the six-months ended June 30, 2000. The increase was due to the combined effects of a $70.8 million increase in the average balance of interest earning assets and an increase in the average yield of 12 basis points during the six-months ended June 30, 2001 compared to the prior year period.

     Interest income on loans, net, for the quarter ended June 30, 2001 increased by $804,000, or 4.1%, to $20.6 million compared to $19.8 million for the comparable quarter in 2000. For the six-months ended June 30, 2001, interest income on loans, net, increased $2.1 million to $41.5 million from $39.4 million for the six-months ended June 30, 2000. The increase in interest income from loans, net, for the current six-month period was due to the combined effects of an increase in yield of 17 basis points and an increase in the average balance of $30.7 million. The average yield on loans, net for the six-months ended June 30, 2001 was 7.80%, compared to an average yield of 7.63% for the six-months ended June 30, 2000.

     Interest on mortgage-backed securities for the quarter ended June 30, 2001 increased by $483,000 to $1.8 million, compared to $1.3 million for the same quarter in 2000. This increase in income was primarily due to the $28.8 million higher average balance during the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000. An eight basis point increase in the average yield during the current quarter, compared to the quarter ended June 30, 2000, also contributed to the increased income. The average yield during the current quarter was 6.50%, compared to 6.42% for the quarter ended June 30, 2000. For the six-months ended June 30, 2001, interest on mortgage-backed securities was $3.0 million, compared to last year's comparable period total of $2.0 million. This increased income is primarily due to higher average balance of mortgage-backed securities, which increased by $32.0 million to an average balance of $93.3 million for the six-months ended June 30, 2001, compared to the prior year period average balance of $61.2 million. This increase was primarily attributable to the acquisition of CMO's. These investments were purchased as part of the Company's effort to leverage the corporation-obligated mandatorily redeemable capital securities ("trust-preferred securities"), which are classified as capital for regulatory purposes. A nine basis point improvement in the average yield in the current period also contributed to the increased interest income. The average yield on mortgage-backed securities for the six-months ended June 30, 2001 was 6.52%, compared to 6.43% for the prior year comparable period.

     Income from investment securities was $1.6 million for each of the quarters ended June 30, 2001 and 2000. Although the average balance of investment securities increased by $3.8 million in the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000, the interest income was essentially the same. This was due to a decrease of 35 basis points in the current quarter's average yield of 6.44%, compared to the second quarter of 2000 average yield of 6.79%. For the six-months ended June 30, 2001, interest income from investment securities increased by $281,000 to $3.3 million, compared to $3.0 million for last year's comparable period. The increase in interest income on investment securities in the six- months ending June 30, 2001 is primarily due to an increase in the average balances, which increased by an average of $8.0 million to $100.1 million for the current six-months, compared to an average balance of $92.1 for the six- months ended June 30, 2000. Also contributing to the increase in interest income on investment securities was a four basis point improvement in the yield, which averaged 6.62% in the six-months ending June 30, 2001.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended June 30, 2001 increased by $927,000 or 6.8%, to $14.6 million compared to $13.7 million for the quarter ended June 30, 2000. The increase in interest expense for the quarter ended June 30, 2001 was due in part to an increase of $64.3 million in the average balance of interest-bearing liabilities, which averaged $1.202 billion during the current quarter, compared to an average balance of $1.138 billion during the quarter ended June 30, 2000. An increase of five basis points in the average cost of interest-bearing liabilities during the current quarter contributed to the remaining increase in interest expense. The average cost of interest-bearing liabilities increased to 4.87% during the quarter ended June 30, 2001, compared to 4.82% for last year's comparable quarter. The increase was due to the inclusion of the of the $32.0 million trust preferred securities, which bear an average cost of 11.0%. If the trust preferred securities were not included in the net interest margin calculation, the cost of interest bearing liabilities would have been 4.70% in the current quarter, or 12 basis points lower than last year's comparable quarter. The Company's cost of interest bearing liabilities has declined slower than overall market interest rates as approximately one-half of the Company's deposits are core deposits. These deposits already bear low interest rates and such rates and market conditions preclude further substantial declines in the interest paid on these accounts. For the six-months ended June 30, 2001, interest expense on interest-bearing liabilities totaled $29.1 million, compared to last year's to date total of $26.6 million, an increase of $2.5 million or 9.6%. This increase is primarily attributable to a 21 basis point increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities for the six-months ending June 30, 2001 was 4.95%, compared to 4.74% for the prior year period. As explained above, the current year period average cost included the impact of the trust preferred securities, which effectively increased the average cost of interest bearing liabilities by approximately 17 basis points. Also contributing to the higher interest expense was an increase in the average balance of interest-bearing liabilities, which averaged $1.177 billion during the six-months ended June 30, 2001, compared to an average balance of $1.122 billion during the six-months ended June 30, 2000.

     Interest expense on deposit accounts was $7.9 million for the quarter ended June 30, 2001, an increase of $110,000 from the $7.8 million for the quarter ended June 30, 2000. The increase in interest expense on deposit accounts resulted from an increase in the average deposit account balances of $766.3 million for the three-months ended June 30, 2001, compared to average deposit account balances of $755.8 million, an increase of $10.5 million compared to the quarter ended June 30, 2000. The cost of funds for deposit accounts was 4.11% for the quarters ended June 30, 2001 and 2000. For the six-months ended June 30, 2001, interest expense on deposit accounts was $16.1 million, compared to $15.0 million for the prior year period, and increase of $1.1 million. The increase was due primarily to the effects of an increase of 15 basis points in the total cost of deposit accounts during the current period. The average cost of deposit accounts for the six-months ended June 30, 2001 and 2000 was 4.21% and 4.06%, respectively.

     Interest expense on borrowed funds was $5.9 million for the three-months ended June 30, 2001 and 2000. The stable interest expense on borrowed funds was due to the effects of higher average balances offset by a decline in the average cost of borrowed funds. The average balance of borrowed funds was $404.0 million in the current quarter, an increase of $21.7 million compared to $382.3 million for the quarter ended June 30, 2000. The average cost of borrowed funds was 5.81% for the three-months ended June 30, 2001, a decline of 40 basis points compared to the 6.21% cost of borrowed funds for the three-months ended June 30, 2000. For the six-months ended June 30, 2001, interest expense on borrowed funds was $11.3 million, compared to $11.6 million for the six-months ended June 30, 2000. The decrease in interest expense on borrowed funds was caused primarily by the effect of a 12 basis points decline in the average cost of borrowed funds. The average cost of borrowed funds declined to 5.94% for the six-months ended June 30, 2001, compared to an average cost of 6.06% for the six months-ended June 30, 2000.


Net Interest Income

     Net interest income during the second quarters of 2001 and 2000 was $9.3 million and $9.0 million, respectively, as increases in interest-earning assets contributed to the improvement in net interest income. The net interest rate spread declined from 2.73% for the quarter ended June 30, 2000, to 2.59% for the current quarter. The net interest margin for the quarter ended June 30, 2001 was 2.90%, compared to 2.99% for the prior year's first quarter. The primary reason for the decline in the net interest margin is due to the inclusion of the trust preferred securities expense at an average cost of 11.0% in the current quarter's calculation. On a year to date basis, net interest income was $18.7 million, compared to $17.8 million for the prior year to date. The net interest margin was 2.97% for the six-months ended June 30, 2001, compared to 3.01% for the prior year comparable period. As in the current quarter, the current year to date net interest margin was also impacted by the inclusion of the cost of the trust preferred securities.

Provision for Loan Losses

     The Company's provision for loan losses was $208,000 for the quarter ended June 30, 2001, compared to $249,000 for the comparable quarter last year. The allowance for loan losses increased from $11.4 million at December 31, 2000 to $11.7 million at June 30, 2001 due to this quarter's provision, net of charge-offs/recoveries. The provision decreased for the three-months ended June 30, 2001, compared to the same period last year, due to the Company's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The Company maintains an allowance for losses that are inherent in the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.


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

     As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At June 30, 2001, the Company classified $2.9 million of loans ($2.1 million at BFS and $825,000 at BNB) as sub-standard compared to $3.1 million ($2.5 million of BFS and $563,000 of BNB) at December 31, 2000. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at June 30, 2001 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company's allowance for loan losses at June 30, 2001 was $11.7 million, which represented 1,633% of non-performing loans or 1.05% of total loans, compared to $11.4 million at December 31, 2000, or 1,190% of non-performing loans and 1.07% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $286.5 million at December 31, 2000 to approximately $305.6 million at June 30, 2001.

     Non-performing assets at June 30, 2001 amounted to $946,000 or .07% of total assets, compared to $1.1 million, or .08% of total assets, at December 31, 2000.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $45,000 and $35,000 for the three-month periods ended June 30, 2001 and 2000, respectively. The amount of interest income that was recorded on these loans was $22,000 and $26,000 for the six-month periods ended June 30, 2001 and 2000, respectively.

     At June 30, 2001, loans characterized as impaired totaled $19,000. During the six-months ended June 30, 2001, the average recorded value of impaired loans was $134,000, $7,000 interest income was recognized and $7,000 of interest income would have been recognized under the loans' original terms.

     At June 30, 2001 and at December 31, 2000, the Company had $231,000 and $145,000 in real estate owned and other reposessed assets, respectively. Further at June 30, 2001, the Company also had restructured real estate loans amounting to $205,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income improved to $4.5 million for the quarter ended June 30, 2001, compared to $4.2 million for the quarter ended June 30, 2000 due primarily to increased gains on the sale of loans. Deposit service fees increased from $473,000 in the quarter ended June 30, 2000, to $608,000 in the current quarter. This increase was primarily due to higher levels of deposit account services activity. On a year to date basis, total non-interest income was $7.7 million for the six-months ended June 30, 2001, compared to $7.4 million for the prior year comparable period. Deposit service fees improved to $1.2 million for the six-months ended June 30, 2001, compared to $933,000 for the six-months ended June 30, 2000 for the same reason previously mentioned. Loan processing and servicing fees declined to $114,000 during the six-months ended June 30, 2001, compared to $340,000 for the six-months ended June 30, 2000. The decline in the current period is due to adjustments in the current quarter to the originated mortgage servicing rights, necessitated by more rapid serviced loan prepayments than expected. Gain on sale of investments totaled $215,000 in the current year-to-date period as the Company sold a portion of its equity securities portfolio during the first quarter of 2001. Other non-interest income increased to $836,000 during the six-months ended June 30, 2001 from $681,000 during the six-months ending June 30, 2000 primarily due to the $157,000 gain on the sale of BFS' previous Billerica Office location during the second quarter of 2001.
Non-Interest Expense

     Total non-interest expenses increased to $9.6 million for the quarter ended June 30, 2001 from $9.1 million for the quarter ended June 30, 2000 and from $17.4 million for the six-months ended June 30, 2000 to $18.8 million for the current six-month period.
Compensation and benefits increased less than 4%, but occupancy and equipment and data processing increased by 11.9% and 16.6%, respectively, due in part to expenses incurred by the addition of the new Woburn Office opened in May of 2000. Also, the prior year's non-interest expenses for the six-months ended June 30, 2000 were lowered by the inclusion of real estate operations income recognized in the dissolution of a real estate subsidiary of BFS. On a year-to-date basis, other non-interest expense increased from $3.3 million for the six-months ended June 30, 2000 to $3.7 million for the six-months ended June 30, 2001 due in part to higher outside professional services expense.

Income Tax Expense

     Income tax expense for the six-months ended June 30, 2001 and 2000 was $2.6 million. The effective income tax rate was 36.3% during the current year-to-date period, compared to 35.1% for the prior year period.

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

     At June 30, 2001, the Company's one year gap was a positive .57% of total assets, compared to a positive 8.4% of total assets at December 31, 2000.

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

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Except as described below, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations. Broadway National Bank, a national bank subsidiary of the Company, was named a defendant in the Superior Court for Suffolk County, Massachusetts, civil action No. SUCV 99-018F served on April 12, 1999 in a matter captioned "Glyptal, Inc. v. John Hetherton, Jr., Fleet Bank, NA and Broadway National Bank of Chelsea." The suit alleges that an officer of the Plaintiff, Glyptal, embezzled funds from Plaintiff, by making unauthorized transfers from Plaintiff's corporate accounts and subsequently deposited checks drawn on such account into an account at Broadway National Bank. Plaintiff alleges that Broadway National Bank knew or should have known of the alleged fraudulent actions of Plaintiff's Officer, and that Broadway National Bank owed a duty to Plaintiff to investigate the transactions and protect Plaintiff from the alleged fraudulent actions. The Plaintiff is seeking damages for the alleged breach of duty by the defendants. Broadway National Bank intends to deny the allegations that it owed or breached any duty to Plaintiff or that it is liable for any losses incurred by Plaintiff. Broadway National Bank intends to vigorously defend the action and believes the action is not likely to result in any material loss or adverse effect on the financial condition of the Company.


Item 2.  Changes in Securities and Use of Proceeds

       Not applicable

Item 3.  Defaults Upon Senior Securities

       Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(A) The Annual Meeting of Stockholders of the Corporation was held on April 30, 2001.
(B) Directors elected at Annual Meeting and Continuing in Office:

(1) Election of Directors to a three-year term

        Nominee         Total Votes For       Total Votes Withheld

    Gene J. DeFeudis        3,871,751                 343,968
    David F. Holland        3,948,143                 267,577

(2) Continuing Directors         Year Term Expires

      David P. Conley                  2002
      Richard J. Fahey                 2002
      Patricia M. Flynn                2003
      W. Robert Mill                   2002

(C) Other matters submitted to a vote of the Stockholders of the Corporation:

Selection of Independent Auditors:

Votes For       Votes Against      Abstentions
4,195,283          17,811             2,625

Item 5.  Other Information

       None

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
          3.1  Restated Certificate of Incorporation*
          3.2 Amended and Restated Bylaws as of February 23, 2000**
          4.0  Stock Certificate of BostonFed Bancorp, Inc.*

     * Incorporated herein by reference into this document from Exhibits 3.1 and
4.0 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860

     ** Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed on March 30, 2001.

(b) Reports on Form 8-k

Previously  reported  on Form 10-k for the period ending December 31, 2000.

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  August 14, 2001                         By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  August 14, 2001                         By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Corporate Secretary