Form 10-Q
period 2001-09-30
BOSTONFED BANCORP INC
filed 2001-11-14
CIK 948515

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended:               September 30, 2001
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

                                 Yes  (X)                No   (    )

Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2001: 4,474,203.

                        BOSTONFED BANCORP INC.
                              FORM 10-Q
                               INDEX



PART I - FINANCIAL INFORMATION                                     Page
______________________________                                     ____

 Item 1.    Financial Statements:

            Consolidated Balance Sheets as of
            September 30, 2001 (unaudited) and December 31, 2000              2

            Consolidated Statements of Operations for the Three
            and Nine Months ended September 30, 2001 and 2000 (unaudited)     3

            Consolidated Statement of Changes in Stockholders'
            Equity for the Three Months ended March 31, 2001,
            June 30, 2001 and September 30, 2001 (unaudited)                  4

            Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 2001 and 2000 (unaudited)     5 - 6

            Notes to Consolidated Financial Statements                    7 - 8

            Average Balances and Yield / Costs                           9 - 10

 Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11 - 16


 Item 3.    Quantitative and Qualitative Disclosures About
            Market Risk                                                      17





PART II _ OTHER INFORMATION
___________________________

 Item 1.    Legal Proceedings                                                18

 Item 2.    Changes in Securities and Use of Proceeds                        18

 Item 3.    Defaults Upon Senior Securities                                  18

 Item 4.    Submission of Matters to a Vote of Security Holders              18

 Item 5.    Other Information                                                18

 Item 6.    Exhibits and Reports on Form 8-K                                 18

 Signature Page                                                              19

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------
                                (In Thousands)

                                                 September 30,  December 31,
                                                     2001          2000
                                                  -----------  --------------
Assets                                            (Unaudited)
------------
Cash and cash equivalents                            $ 63,072   $  50,675
Investment securities available for sale
  (amortized cost of $65,093 at September 30,
   2001 and $63,361 at December 31, 2000)              65,950      63,421
Investment securities held to maturity (fair
  value of $852 at September 30, 2001 and $2,328
  at December 31, 2000)                                   804       2,304
Mortgage-backed securities available for sale
  (amortized cost of $91,941 at September 30, 2001
   and $15,488 at December 31, 2000)                   93,142      15,372
Mortgage-backed securities held to maturity (fair
  value of $45,701 at September 30, 2001 and $54,970
  at December 31, 2000)                                44,570      55,283
Loans held for sale                                    34,329      12,816
Loans, net of allowance for loan losses of $11,974
  and $11,381 at September 30, 2001 and December 31,
  2000                                              1,077,612   1,036,435
Accrued interest receivable                             7,918       7,375
Stock in FHLB of Boston and Federal Reserve Bank       24,208      20,649
Premises and equipment                                 10,513      10,647
Real estate owned                                           0         145
Goodwill, net of amortization                          18,101      19,195
Other assets                                           35,697      33,465
                                                     --------    --------
            Total assets                           $1,475,916  $1,327,782
                                                     ========    ========

Liabilities and Stockholders' Equity
---------------------------------------
Liabilities:
 Deposit accounts                                    $871,152    $849,647
 Federal Home Loan Bank advances and other
  Borrowed Money                                      467,000     344,334
 Corporation-obligated mandatorily redeemable
  capital securities                                   32,000      32,000
 Advance payments by borrowers for taxes
  and insurance                                         2,985       2,864
 Other liabilities                                     10,174       9,024
                                                      -------     -------
            Total liabilities                       1,383,311   1,237,869
                                                     -------     -------

Commitments and contingencies

Stockholders' equity;
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized; none issued                               -- --       -- --
 Common stock, $0.01 par value, 17,000,000 shares
  authorized; 6,589,617 shares issued (4,492,403
  and 4,648,481 shares outstanding at September 30,
  2001 and December 31, 2000, respectively)                66          66
 Additional paid-in capital                            67,737      67,538
 Retained earnings                                     62,870      57,696
 Accumulated other comprehensive income                 1,255          88
  Less: Treasury stock, at cost (2,097,214 shares
         and 1,941,136 shares at September 30, 2001
         and December 31, 2000, respectively at cost) (38,195)    (34,281)
  Less: Unallocated ESOP shares                        (1,058)     (1,058)
  Less: Unearned Stock-Based Incentive Plan               (70)       (136)
                                                      --------    --------
            Total stockholders' equity                 92,605      89,913
                                                      --------    --------
Total liabilities and stockholders' equity         $1,475,916  $1,327,782
                                                    =========   =========

See accompanying condensed notes to consolidated financial statements.

                    BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               (Dollars In Thousands, except per share amount)

                                 Three Months Ended        Nine Months Ended
                                 ------------------       ------------------
                                 9/30/01    9/30/00       9/30/01    9/30/00
                                 ------------------       ------------------

                                     (Unaudited)             (Unaudited)

Interest income:
 Loans                          $ 20,638   $ 20,335        $ 62,098  $ 59,762
 Mortgage-backed securities        2,151      1,239           5,191     3,208
 Investment securities             1,335      1,737           4,648     4,769
                                 -------    -------         -------   -------
   Total interest income          24,124     23,311          71,937    67,739
                                 -------    -------         -------   -------
Interest expense:
 Deposit accounts                  7,453      8,350          23,560    23,303
 Borrowed funds                    6,392      5,687          17,674    17,335
 Corporation obligated mandatorily
  redeemable capital securities
  distributions                      880        257           2,641       257
                                 -------    -------         -------   -------
   Total interest expense         14,725     14,294          43,875    40,895
                                 -------    -------         -------   -------
Net interest income                9,399      9,017          28,062    26,844
Provision for loan losses            200        250             620       750
                                 -------    -------         -------   -------
 Net interest
   income after provision          9,199      8,767          27,442    26,094
Non-interest income:
 Deposit service fees                620        499           1,802     1,432
 Loan processing and servicing
   fees                             (134)       148             (20)      488
 Gain on sale of loans             2,807      2,804           7,538     7,581
 Income from bank owned life
   insurance                         314        317             935       952
 Gain on sale of investments          15          0             230         5
 Other                               598        375           1,434     1,056
                                 -------    -------         -------   -------
   Total non-interest income       4,220      4,143          11,919    11,514
                                 -------    -------         -------   -------
Non-interest expense:
 Compensation and benefits         5,316      5,163          15,968    15,411
 Occupancy and equipment           1,203      1,090           3,519     3,160
 Data processing                     389        394           1,230     1,115
 Advertising expense                 249        233             751       770
 Federal deposit insurance
  premiums                            48         41             133       121
 Real estate operations                0         10               7      (264)
 Amortization of goodwill            355        355           1,064     1,052
 Other                             1,854      1,559           5,588     4,835
                                 -------    -------         -------   -------
  Total non-interest expense       9,414      8,845          28,260    26,200
                                 -------    -------         -------   -------
Income before income taxes         4,005      4,065          11,101    11,408
Income tax expense                 1,377      1,443           3,954     4,017
                                 -------    -------         -------   -------
Net income                      $  2,628   $  2,622        $  7,147  $  7,391
                                 =======    =======         =======   =======

Basic earnings per share           $0.59      $0.56           $1.60     $1.56
Diluted earnings
  per share                        $0.56      $0.54           $1.51     $1.53
Basic weighted average shares
  outstanding                  4,451,460  4,725,990       4,457,724  4,745,855
Common stock equivalents
  due to dilutive effect
  of stock options               269,712    157,068         264,492     82,251
Diluted total weighted average
  shares outstanding           4,721,172  4,883,058       4,722,216  4,828,106

See accompanying condensed notes to consolidated financial statements.

                             BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Changes in Stockholders' Equity
                                Three Months Ended September 30, 2001
                       (Dollars In Thousands, Except Per Share Amounts)
                                          (Unaudited)

                                                                         Accumulated                 Unearned
                                                                            other                     Stock-
                                        Additional                      Comprehensive  Unallocated    Based        Total
                                Common    paid-in   Retained  Treasury      income        ESOP      Incentive   stockholders'
                                stock     capital   earnings    Stock       (loss)       shares        Plan        equity
                                ------   --------  ---------   --------   ----------   -----------  ----------  ------------
Balance at December 31, 2000    $ 66      67,538     57,696    (34,281)          88      (1,058)      (136)         89,913

Net income                       - -         - -      2,010       - -           - -          - -        - -          2,010

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax of $25)             - -         - -        - -       - -            44          - -        - -             44
                                                                                                                    --------
Total comprehensive income       - -         - -        - -       - -           - -          - -        - -          2,054

Cash dividends declared and
 paid ($0.13 per share)          - -         - -       (604)      - -           - -          - -        - -           (604)

Common Stock repurchased
 (96,000 shares at an average
  price of $23.15 per share)     - -         - -        - -     (2,211)         - -          - -        - -         (2,211)

Stock options exercised          - -          (3)       - -         44          - -          - -        - -             41

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -       - -           - -          - -         37             37

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         171        - -       - -           - -          - -        - -            171
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Balance at March 31, 2001       $ 66      67,706      59,102   (36,448)         132       (1,058)       (99)        89,401
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Net income                       - -         - -       2,509       - -          - -          - -        - -          2,509

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax benefit of $85)    - -         - -        - -        - -          (134)        - -        - -           (134)
                                                                                                                    --------
Total comprehensive income       - -         - -        - -        - -          - -          - -        - -          2,375

Cash dividends declared and
 paid ($0.15 per share)          - -         - -       (684)       - -          - -          - -        - -           (684)

Common Stock repurchased
 (92,000 shares at an average
  price of $21.60 per share)     - -         - -        - -     (1,977)         - -          - -        - -         (1,977)

Stock options exercised          - -        (136)       - -        459          - -          - -        - -            323

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -        - -          - -          - -         17             17

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         156        - -        - -          - -          - -        - -            156
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Balance at June 30, 2001       $ 66       67,726     60,927    (37,966)          (2)       (1,058)       (82)       89,611
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Net income                       - -         - -      2,628        - -          - -          - -        - -          2,628

Change in net unrealized gain/(loss)
 on investments available for sale
 (net of tax $804)               - -         - -        - -        - -        1,257          - -        - -          1,257
                                                                                                                    --------
Total comprehensive income       - -         - -        - -        - -          - -          - -        - -          3,885

Cash dividends declared and
 paid ($0.15 per share)          - -         - -       (685)       - -          - -          - -        - -           (685)

Common Stock repurchased
 (73,000 shares at an average
  price of $22.53 per share)     - -         - -        - -     (1,655)         - -          - -        - -         (1,655)

Stock options exercised          - -        (165)       - -      1,426          - -          - -        - -          1,261

Allocation relating to earned
  portion of Stock-Based
  Incentive Plan                 - -         - -        - -        - -          - -          - -         12             12

Appreciation in fair value of
  shares charged to expense for
  compensation plans             - -         176        - -        - -          - -          - -        - -            176
                               -------    -------   --------   ---------    ---------     --------   ---------    --------

Balance at September 30, 2001  $ 66       67,737     62,870    (38,195)       1,255        (1,058)      (70)         92,605
                               -------    -------   --------   ---------    ---------     --------   ---------    --------


See accompanying condensed notes to consolidated financial statements.

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Nine Months Ended
                                                         September 30,
                                                    2001          2000
                                                   -------       -------
                                                      (Unaudited)
Net cash flows from operating activities:
    Net income                                  $    7,147    $    7,391
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation, amortization and
       accretion, net                                2,028         2,013
      Earned SIP shares                                 66           188
      Appreciation in fair value of shares
       charged to expense for compensation plans       503           265
      Income from bank owned life insurance           (934)         (952)
      Provision for loan losses                        620           750
      Provision for valuation allowance for
        real estate owned                                -             6
      Loans originated for sale                   (384,727)     (145,981)
      Proceeds from sale of loans                  370,752       151,905
      Gain on sale of loans                         (7,538)       (7,581)
      Gain on sale of real estate
        acquired through foreclosure                     -            (4)
      Gain on sale of investment securities           (230)            -
      Gain on sale of premises                        (217)            -
      Increase in accrued interest receivable         (543)       (1,402)
      Increase in prepaid expenses
       and other assets, net                        (1,268)       (1,331)
      Increase in accrued expenses and
       other liabilities, net                          210         2,127
                                                   --------       -------
          Net cash (used in)provided by
           operating activities                    (14,131)        7,394
                                                   --------       -------

Cash flows from investing activities:
  Net cash paid for Forward Financial                    -          (994)
  Proceeds from sale of investment
   securities available for sale                     3,628            41
  Proceeds from maturities of investment
   securities held to maturity                       1,500             -
  Proceeds from maturities of investment
   securities available for sale                    24,400         5,000
  Purchase of investment securities
   available for sale                              (30,053)      (14,769)
  Purchase of mortgage-backed securities
   available for sale                              (87,415)       (1,986)
  Purchase of FHLB and Federal Reserve Stock        (3,559)         (338)
  Principal payments on mortgage-backed
   securities available for sale                    10,929         1,790
  Principal payments on mortgage-
   backed securities held to maturity               10,697         6,904
  Principal payments on investment
   securities available for sale                       661           451
  Increase in loans, net                           (41,797)      (41,069)
  Purchases of premises and equipment               (1,499)       (3,064)
  Proceeds from sale of real estate owned              147           175
  Proceeds from sale of premises                       790             -
  Additional investment in real estate owned            (2)          (64)
                                                    -------       -------
       Net cash used in
         investing activities                     (111,573)      (47,923)
                                                    -------     ---------
                          -Continued on next page-

           BOSTONFED BANCORP, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                        (In Thousands)

                                                 For the Nine Months Ended
                                                          September 30,
                                                    2001            2000
                                                   -------        -------
                                                      (Unaudited)

Cash flows from financing activities:
    Increase in deposit accounts                    21,505        91,214
    Repayments of Federal Home Loan
     Bank advances                                (361,984)     (351,263)
    Proceeds from Federal Home Loan
     Bank advances                                 484,650       292,794
    Proceeds from other borrowings                      -          1,945
    Repayments of other borrowings                      -         (5,000)
    Proceeds from Corporation-obligated
     mandatorily redeemable
     capital securities                                 -         32,000
    Cash dividends paid                             (1,973)       (1,862)
    Common stock repurchased                        (5,843)       (3,815)
    Options exercised, net of taxes                  1,625            39
    Increase (decrease) in advance payments
     by borrowers for taxes and insurance             121            (46)
                                                  --------       -------

         Net cash provided by
            financing activities                   138,101        56,006
                                                   -------       -------

         Net increase
          in cash and cash equivalents              12,397        15,477


Cash and cash equivalents at beginning of period    50,675        34,696
                                                   -------       -------

Cash and cash equivalents at end of period      $   63,072    $   50,173
                                                   =======       =======

Supplemental disclosure of cash flow
 information:
     Payments during
      the period for:

       Interest                                 $   43,733     $  41,638
                                                   =======       =======

       Taxes                                    $    3,393    $    2,377
                                                   =======       =======



See accompanying condensed notes to consolidated financial statements.
                                       6

                         BOSTONFED BANCORP INC. AND SUBSIDIARIES
                 CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION
     The unaudited consolidated financial statements as of September 30, 2001 and for the three- and nine-month periods ended September 30, 2001 and 2000 of BostonFed Bancorp, Inc., ("BostonFed" or the "Company") and its wholly-owned subsidiaries, Boston Federal Savings Bank ("BFS"), Broadway National Bank ("BNB"), BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2000.

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that upon the adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon occurrence of certain triggering events. This statement is effective for fiscal years beginning after December 15, 2001. At September 30, 2001, the Company had $18.1 million of goodwill on its balance sheet that was being amortized at a rate of approximately $1.4 million annually. The adoption of this Statement is expected to increase basic earnings per share by approximately $.21 and diluted earnings per share by approximately $.20, assuming no impairment expense, based on outstanding weighted average share data at September 30, 2001.


NOTE 2:  COMMITMENTS,  CONTINGENCIES AND CONTRACTS

At September 30, 2001, the Company had commitments of $119.6 million to originate mortgage loans and $6.3 million to purchase loans from correspondent lenders. Of these $125.9 million commitments, $97.7 million were adjustable rate mortgage loans with interest rates ranging from 5.00% to 9.25% and $28.2 million were fixed rate mortgage loans with interest rates ranging from 5.75% to 9.63%. The Company also had commitments to sell $73.6 million of mortgage loans.

At September 30, 2001, the Company was servicing first mortgage loans of approximately $947.0 million, which are either partially or wholly-owned by others.

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

     Each Bank is managed separately. BNB is managed by a President and CEO, who reports directly to the Company's CEO and BNB's Board of Directors. BFS is managed by a CEO, who is also the Company's CEO, and reports directly to BFS' and the Company's Board of Directors.

     The  following  table  sets  forth  certain   information   about  and  the
reconciliation of reported net income for each of the reportable segments.


                                                      (Dollars In Thousands)
                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the three-months
ended September 30, 2001:
     Interest income            $   21,718        2,322         24,040         1,198         (1,114)              24,124
     Interest expense               13,393          658         14,051         1,788         (1,114)              14,725
     Provision for loan losses         163           37            200                                               200
     Non-interest income             3,915          290          4,205            15                               4,220
     Non-interest expense            8,110        1,157          9,267           147                               9,414
     Income tax expense              1,371          244          1,615          (238)                              1,377
     Net income                      2,596          516          3,112          (484)                              2,628
     Total assets                1,305,274      163,985      1,469,259       162,898       (156,241)           1,475,916
Net interest margin                  2.79%        4.75%           n.m.          n.m.            n.m.               2.80%
Return on average assets              .81%        1.29%           n.m.          n.m.            n.m.                .73%
Return on average equity            11.05%       16.22%           n.m.          n.m.            n.m.              11.21%

At or for the three-months
ended September 30, 2000:
     Interest income            $   20,988        2,320         23,308           385           (382)              23,311
     Interest expense               13,472          645         14,117           302           (382)              14,037
     Provision for loan losses         200           50            250                                               250
     Non-interest income             3,883          310          4,193                          (50)               4,143
     Non-interest expense            7,687        1,101          8,788           364            (50)               9,102
     Income tax expense              1,248          289          1,537           (94)                              1,443
     Net income                      2,290          520          2,810          (188)                              2,622
     Total assets                1,167,254      149,916      1,317,170       157,951       (154,535)           1,320,586
Net interest margin                  2.78%        5.23%           n.m.          n.m.            n.m.               3.06%
Return on average assets              .79%        1.41%           n.m.          n.m.            n.m.                .80%
Return on average equity            11.01%       17.01%           n.m.          n.m.            n.m.              11.46%

n.m. = not meaningful


                                                       (Dollars in Thousands)
                                                                TOTAL
                                                              REPORTABLE                                      CONSOLIDATED
                                      BFS         BNB          SEGMENTS         OTHER      ELIMINATIONS          TOTALS
                                   --------     --------     ------------      -------    --------------      ------------
At or for the nine-months
ended September 30, 2001:
     Interest income            $   64,656        7,101         71,757         3,655         (3,475)              71,937
     Interest expense               39,982        2,003         41,985         5,365         (3,475)              43,875
     Provision for loan losses         508          112            620                                               620
     Non-interest income            10,826          863         11,689           230                              11,919
     Non-interest expense           24,092        3,512         27,604           656                              28,260
     Income tax expense              3,865          793          4,658          (704)                              3,954
     Net income                      7,035        1,544          8,579        (1,432)                              7,147
     Total assets                1,305,274      163,985      1,469,259       162,898       (156,241)           1,475,916
Net interest margin                  2.87%        5.01%           n.m.          n.m.            n.m.               2.91%
Return on average assets              .77%        1.33%           n.m.          n.m.            n.m.                .69%
Return on average equity            10.31%       16.12%           n.m.          n.m.            n.m.              10.27%

At or for the nine-months
ended September 30, 2000:
     Interest income            $   60,966        6,744         67,710           498           (469)              67,739
     Interest expense               38,738        1,837         40,575           532           (469)              40,638
     Provision for loan losses         580          170            750                                               750
     Non-interest income            10,762          894         11,656             5           (147)              11,514
     Non-interest expense           22,362        3,554         25,916           688           (147)              26,457
     Income tax expense              3,534          719          4,253          (236)                              4,017
     Net income                      6,540        1,333          7,873          (482)                              7,391
     Total assets                1,167,254      149,916      1,317,170       157,951       (154,535)           1,320,586
Net interest margin                  2.77%        5.24%           n.m.          n.m.            n.m.               3.02%
Return on average assets              .76%        1.24%           n.m.          n.m.            n.m.                .76%
Return on average equity            10.78%       14.86%           n.m.          n.m.            n.m.              10.97%

n.m. = not meaningful



                                                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                      Average Balances and Yields / Costs
                                                                     (Unaudited)
For the quarter ended September 30:                             2001                                      2000
                                                -------------------------------------       ------------------------------
                                                                             Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $   100,200      $ 1,335      5.33%        $  101,167       $ 1,737       6.87%
 Loan, net and loans held for sale (2)           1,103,395       20,638      7.48%         1,034,550        20,335       7.86%
 Mortgage-backed securities (3)                    136,925        2,151      6.28%            75,941         1,239       6.53%
                                                ----------    ---------                     ---------    ----------
   Total interest-earning assets                 1,340,520       24,124      7.20%         1,211,658        23,311       7.70%
                                                              ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       106,101                                    99,050
                                                ----------                                  ---------
   Total assets                                $ 1,446,621                                $1,310,708
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   54,015          349      2.58%        $   57,230           414       2.89%
 Savings accounts                                 176,605        1,026      2.32%           163,349         1,173       2.87%
 NOW accounts                                     127,355          170      0.53%           119,795           226       0.75%
 Certificate accounts                             410,269        5,908      5.76%           435,395         6,537       6.01%
                                                ----------    ---------                    ---------    ---------
   Total                                          768,244        7,453      3.88%           775,769         8,350       4.31%
 Borrowed Funds (4)                               459,424        6,392      5.57%           357,258         5,687       6.37%
 Corporation-obligated mandatorily
  redeemable capital securities                    32,000          880     11.00%             9,512           257      10.81%
                                               ----------    ---------                    ---------     ---------
   Total interest-bearing liabilities           1,259,668       14,725      4.68%         1,142,539        14,294       5.00%
                                                ---------    ---------                    ----------    ---------
 Non-interest-bearing liabilities                  93,211                                    76,629
                                                ----------                                 ---------
   Total liabilities                            1,352,879                                 1,219,168
                                                ----------                                 ---------
 Stockholders' equity                              93,742                                    91,540
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,446,621                                $1,310,708
                                                ==========                                 =========
 Net interest rate spread (5)                                  $ 9,399      2.52%                         $ 9,017       2.70%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    2.80%                                       2.98%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     106.42%                                   106.05%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.55% and 6.36% for the three months ended September 30, 2001 and September 30, 2000, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

                                                   BOSTONFED BANCORP, INC. AND SUBSIDIARIES
                                                      Average Balances and Yields / Costs
                                                                     (Unaudited)
For the nine months ended September 30:                          2001                                      2000
                                                -------------------------------------       ------------------------------
                                                                             Average                                  Average
                                                  Average                     Yield/         Average                   Yield/
                                                  Balance       Interest       Cost          Balance      Interest      Cost
                                                ----------     ----------   ---------       ---------    ----------  ---------
                                                                             (Dollars in thousands)
Assets:
Interest-earning assets:
 Investment securities (1)                     $   100,142      $ 4,648      6.19%        $   95,124       $ 4,769       6.68%
 Loan, net and loans held for sale (2)           1,076,888       62,098      7.69%         1,033,449        59,762       7.71%
 Mortgage-backed securities (3)                    107,811        5,191      6.42%            66,120         3,208       6.47%
                                                ----------    ---------                     ---------    ----------
   Total interest-earning assets                 1,284,841       71,937      7.46%         1,194,693        67,739       7.56%
                                                              ---------     ---------                    ----------  ---------
 Non-interest-earning assets                       102,102                                    94,522
                                                ----------                                  ---------
   Total assets                                $ 1,386,943                                $1,289,215
                                                ==========                                  =========

Liabilities and Stockholders' Equity:

Interest-bearing Liabilities:
 Money market deposit accounts                 $   54,374        1,111      2.72%        $   56,024         1,201       2.86%
 Savings accounts                                 172,416        3,304      2.55%           158,415         3,264       2.75%
 NOW accounts                                     126,653          603      0.63%           117,524           667       0.76%
 Certificate accounts                             412,780       18,542      5.99%           417,999        18,171       5.79%
                                                ----------    ---------                    ---------    ----------
   Total                                          766,223       23,560      4.10%           749,962        23,303       4.14%
 Borrowed Funds (4)                               406,519       17,674      5.80%           375,528        17,335       6.15%
 Corporation-obligated mandatorily
  redeemable capital securities                    32,000        2,641     11.00%             3,171           257      10.80%
                                               ----------    ---------                    ---------    ----------
   Total interest-bearing liabilities           1,204,742       43,875      4.85%         1,128,661        40,895       4.83%
                                                              ---------    ---------                    ----------  ---------
 Non-interest-bearing liabilities                  89,404                                    70,741
                                                ----------                                 ---------
   Total liabilities                            1,294,146                                 1,199,402
                                                ----------                                 ---------
 Stockholders' equity                              92,797                                    89,813
                                                ----------                                 ---------
   Total liabilities and
    stockholders' equity                       $1,386,943                                $1,289,215
                                                ==========                                 =========
 Net interest rate spread (5)                                  $28,062      2.61%                         $26,844       2.73%
                                                              =========    =========                    ==========  =========
 Net interest margin (6)                                                    2.91%                                       3.00%
                                                                           =========                                =========
Ratio of interest-earning assets to
 interest-bearing liabilities                     106.65%                                   105.85%
                                                 =========                                 =========

(1) Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.
(2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3) Includes mortgage-backed securities available for sale and held to maturity.
(4) Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company's FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.78% and 6.15% for the three months ended September 30, 2001 and September 30, 2000, respectively.
(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Item 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

A.  GENERAL

     In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Generally, verbs in the future tense and the words, "believe", "expect", "anticipate", "intends", "opinion", "potential", and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements, the allowance for losses discussion, subsequent events and any quantitative and qualitative disclosure about market risk. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors and the effects of war or terrorist activities affecting the Company's operations, markets, products, services and prices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

     Each of the Banks is  considered a business  segment and  accordingly,  the
Company has complied with the segment reporting requirement in Note 3 of this document and in discussion herein as appropriate. As a result of the acquisition of BNB, the Company became a bank holding company subject to regulation by the Federal Reserve Bank ("FRB"). BFS is regulated by the Office of Thrift Supervision ("OTS") and BNB is regulated by the Office of the Comptroller of the Currency ("OCC").
                                        11

B. FINANCIAL CONDITION

     Total assets at September 30, 2001 were $1.476 billion, compared to $1.328 billion at December 31, 2000, an increase of $148 million or 11.1%. Asset growth was primarily attributable to a $77.8 million increase in mortgage-backed securities available for sale, a $21.5 million increase in loans held for sale and a $41.2 million increase in loans, net. Mortgage-backed securities available for sale increased from $15.4 million at December 31, 2000 to $93.1 million at September 30, 2001 due primarily to the purchase of various collateralized mortgage obligations ("CMO's"). Loans held for sale increased from $12.8 million at December 31, 2000 to $34.3 million at September 30, 2001 and loans, net, increased from $1.036 billion at December 31, 2000 to $1.078 billion at September 30, 2001 as a result of recent high lending volumes of loans for both portfolio and for sale. Deposit accounts increased by $21.6 million, from a balance of $849.6 million at December 31, 2000 to a balance of $871.2 million at September 30, 2001. The increase in deposits is net of $21.6 million reduction in wholesale brokered certificates of deposit. Thus, retail deposit growth was $43.2 million during the nine-months ended September 30, 2001. Federal Home Loan Bank advances and other borrowings increased by $122.7 million, to a balance of $467.0 million at September 30, 2001 from a balance of $344.3 million at December 31, 2000.

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

     The Company's most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2001, the Company's cash and loans held for sale, investment securities available for sale and mortgage-backed securities available for sale totaled $256.5 million, or 17.4% of the Company's total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 2001, the Company had $467.0 million in advances outstanding from the FHLB. The Company generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances, wholesale brokered deposits and repurchase agreements to supplement cash flow needs.

     At September 30, 2001, the Company had commitments to originate loans and unused outstanding lines of credit totaling $244.10 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from September 30, 2001, totaled $278.3 million.

     At September 30, 2001, the consolidated stockholders' equity to total assets ratio was 6.3%. As of September 30, 2001, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company's consolidated tier 1 capital, total capital and tier 1 leverage ratios were 11.7,
13.1 and 7.3, respectively. BFS's tier 1, total risk-based, tier 1 risk-based and tangible equity capital ratios were 6.0%, 11.0, 9.8 and 6.0%, respectively. BNB's tier 1, total risk-based, tangible equity capital and tier 1 leverage capital ratios were 11.8%, 12.9%, 11.8% and 6.2%, respectively.

D. COMPARISON OF THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

GENERAL

     Earnings for the quarter ended September 30, 2001 were $2.6 million, or $.59 basic and $.56 diluted earnings per share, compared to earnings of $2.6 million, or $.56 basic and $.54 diluted earnings per share for the third quarter of 2000. Earnings for the nine-months ended September 30, 2001 amounted to $7.1 million, or $1.60 basic and $1.51 diluted earnings per share, compared to $7.4 million, or $1.56 basic and $1.53 diluted earnings per share for the nine-months ended September 30, 2000. The Company's annualized return on average assets was
 .69% and the annualized return on average stockholders' equity was 10.27% during the nine-months ended September 30, 2001, compared to .76% and 10.97%, respectively, for the nine-months ended September 30, 2000 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

     Total interest income on interest-earning assets for the quarter ended September 30, 2001 increased by $813,000, or 3.5%, to $24.1 million, compared to the quarter ended September 30, 2000. The increase in interest income was due to the increase of $128.9 million in average interest-earning assets, partially offset by a decrease of 50 basis points in the average yield. The average yield on interest-earning assets decreased to 7.20% for the three-months ended September 30, 2001 from 7.70% for the three-months ended September 30, 2000. Total interest income for the nine-months ended September 30, 2001 amounted to $71.9 million, an increase of $4.2 million, or 6.2%, compared to the $67.7 million interest earned for the nine-months ended September 30, 2000. The increase was attributable to the $90.1 million increase in the average balance of interest earning assets, partially offset by a decrease of 10 basis points in the average yield during the nine-months ended September 30, 2001 compared to the prior year period.

     Interest income on loans, net, for the quarter ended September 30, 2001 increased by $303,000, or 1.5%, to $20.6 million compared to $20.3 million for the comparable quarter in 2000. For the nine-months ended September 30, 2001, interest income on loans, net, increased $2.3 million to $62.1 million from $59.8 million for the nine-months ended September 30, 2000. The increase in interest income from loans, net, for the current nine-month period was due to the $2.3 million increase in the average balance of loans, net, offset somewhat by the two basis point decline in the average yield. The average yield on loans, net for the nine-months ended September 30, 2001 was 7.69%, compared to an average yield of 7.71% for the nine-months ended September 30, 2000.

     Interest on mortgage-backed securities for the quarter ended September 30, 2001 increased by $912,000 to $2.2 million, compared to $1.2 million for the same quarter in 2000. This increase in income was primarily due to the $61.0 million higher average balance during the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000, partially offset by a 25 basis point decrease in the average yield during the current quarter, compared to the quarter ended September 30, 2000. The average yield during the current quarter was 6.28%, compared to 6.53% for the quarter ended September 30, 2000. For the nine-months ended September 30, 2001, interest on mortgage-backed securities was $5.2 million, compared to last year's comparable period total of $3.2 million. The increased income is primarily due to higher average balance of mortgage-backed securities, which increased by $41.7 million to an average balance of $107.8 million for the nine-months ended September 30, 2001, compared to the prior year period average balance of $66.1 million. The increase in mortgage-backed securities income was partially offset by a five basis point reduction in the average yield in the current period. The average yield on mortgage-backed securities for the nine-months ended September 30, 2001 was 6.42%, compared to 6.47% for the prior year comparable period. The increase in average balances was primarily attributable to the acquisition of collateralized mortgage obligations ("CMO's"). These investments were purchased as part of the Company's effort to leverage the corporation-obligated mandatorily redeemable capital securities ("trust-preferred securities"), which are classified as capital for regulatory purposes.

     Income from investment securities was $1.3 million for the three-months ended September 30, 2001, compared to $1.7 million for the prior year quarter. The average balance of investment securities was essentially the same at $100.2 million for the three-months ended September 30, 2001, compared to $101.2 million for the prior year quarter. The decline in income was caused by a reduction in the average yield, which declined from 6.87% for the three-months ended September 30, 2000 to 5.33% for the current quarter. The reduction in yields is reflective of the declines in market interest rates. For the nine-months ended September 30, 2001, interest income from investment securities declined by $121,000 to $4.6 million, compared to $4.8 million for last year's comparable period. Although average balances of investment securities increased by $5.0 million in the current nine-month period, interest income on investment securities declined in the nine-months ending September 30, 2001 due to a 49 basis point reduction in the average yield. The average yield declined from 6.68% for the nine-months ended September 30, 2000 to 6.19% for the current period. Average balances of investment securities increased to $100.1 million in the current period, compared to $95.1 million for the prior year nine-month period.

   Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended September 30, 2001 increased by $431,000 or 3.0%, to $14.7 million compared to $14.3 million for the quarter ended September 30, 2000. The increase in interest expense for the quarter ended September 30, 2001 was due to an increase of $117.1 million in the average balance of interest-bearing liabilities, which averaged $1.260 billion during the current quarter, compared to an average balance of $1.143 billion during the quarter ended September 30, 2000. A decrease of 32 basis points in the average cost of interest-bearing liabilities during the current quarter offset a portion of the increase in interest expense resulting from higher average balances. The average cost of interest-bearing liabilities decreased to 4.68% during the quarter ended September 30, 2001, compared to 5.00% for last year's comparable quarter. The decrease in the average cost was due to the decline in overall market interest rates. The Company's cost of interest bearing liabilities has declined slower than overall market interest rates as approximately one-half of the Company's deposits are core deposits. These deposits already bear low interest rates and such rates and market conditions preclude further substantial declines in the interest paid on these accounts. For the nine-months ended September 30, 2001, interest expense on interest-bearing liabilities totaled $43.9 million, compared to last year's period total of $40.9 million, an increase of $3.0 million or 7.3%. This increase is primarily attributable to a $76.1 million increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities for the nine-months ending September 30, 2001 was $1.205 billion, compared to $1.129 billion for the prior year period. The current year period average balance includes the $32.0 million of trust preferred securities, which effectively increased the average cost of interest bearing liabilities by approximately 16 basis points, compared to an increase of two basis points for the prior year period. Excluding the impact of the trust preferred securities, the average cost of interest bearing liabilities declined by 14 basis points in the nine-months ended September 30, 2001, compared to the prior year period. Including the cost of the trust preferred securities, the average cost of interest bearing liabilities was 4.85% for the nine-months ended September 30, 2001, compared to 4.83% for the nine-months ended September 30, 2000.

     Interest expense on deposit accounts was $7.5 million for the quarter ended September 30, 2001, a decrease of $897,000 from the $8.4 million for the quarter ended September 30, 2000. The decrease in interest expense on deposit accounts resulted primarily from a 43 basis point decrease in the average cost of deposits. For the three-months ended September 30, 2001, the average cost of deposits was 3.88%, compared to 4.31% for the three-months ended September 30, 2000. Also contributing to the decline in interest expense on deposit accounts was a $7.5 million reduction in average balances during the current quarter. The average balance of deposit accounts was $768.2 million in the three-months ended September 30, 2001, compared to $775.8 million for the three-months ended September 30, 2000. For the nine-months ended September 30, 2001, interest expense on deposit accounts was $23.6 million, compared to $23.3 million for the prior year period, and increase of $257,000. The increase was due to higher average balances of deposit accounts of $766.2 million for the nine-months ended September 30, 2001, compared to average balances of $750.0 million for the nine-months ended September 30, 2000, partially offset by a four basis point reduction in the average cost during the current period. The average cost of deposit accounts for the nine-months ended September 30, 2001 and 2000 was 4.10% and 4.14%, respectively.

     Interest expense on borrowed funds was $6.4 million for the three-months ended September 30, 2001, compared to $5.7 million for the three-months ended September 30, 2000. The increase in interest expense on borrowed funds was due to the effects of higher average balances offset by a decline in the average cost of borrowed funds. The average balance of borrowed funds was $459.4 million in the current quarter, an increase of $102.1 million compared to an average balance of $357.3 million for the quarter ended September 30, 2000. The average cost of borrowed funds was 5.57% for the three-months ended September 30, 2001, a decline of 80 basis points compared to the 6.37% cost of borrowed funds for the three-months ended September 30, 2000. For the nine-months ended September 30, 2001, interest expense on borrowed funds was $17.7 million, compared to $17.3 million for the nine-months ended September 30, 2000. The increase in interest expense on borrowed funds was caused by the higher average balance of $406.5 million for the nine-months ended September 30, 2001, compared to average balances of $375.5 million for the nine-months ended September 30, 2000, partially offset by the effect of a 35 basis points decline in the average cost of borrowed funds. The average cost of borrowed funds declined to 5.80% for the nine-months ended September 30, 2001, compared to an average cost of 6.15% for the nine-months ended September 30, 2000.

Net Interest Income

     Net interest income during the third quarters of 2001 and 2000 was $9.4 million and $9.0 million, respectively, as increases in interest-earning assets contributed to the improvement in net interest income. The net interest rate spread declined from 2.70% for the quarter ended September 30, 2000, to 2.52% for the current quarter. The net interest margin for the quarter ended September 30, 2001 was 2.80%, compared to 2.98% for the prior year's third quarter. The primary reason for the decline in the net interest margin is due to the inclusion of the trust preferred securities expense at an average cost of 11.0% in the current quarter's calculation whereas last year's third quarter included less than a third of the average balance in the quarter. On a year to date basis, net interest income was $28.1 million, compared to $26.8 million for the prior year to date. The net interest margin was 2.91% for the nine-months ended September 30, 2001, compared to 3.00% for the prior year comparable period. As in the current quarter, the current year to date, net interest margin was also impacted by the inclusion of the cost of the trust preferred securities.

Provision for Loan Losses

     The Company's provision for loan losses was $200,000 for the quarter ended September 30, 2001, compared to $250,000 for the comparable quarter last year. The allowance for loan losses increased from $11.4 million at December 31, 2000 to $12.0 million at September 30, 2001 due to this quarter's provision, net of charge-offs/recoveries. The provision decreased for the three-months ended September 30, 2001, compared to the same period last year, due to the Company's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The Company maintains an allowance for losses that are inherent in the Company's loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance.

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

     As part of the Company's determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is "sub-standard." At September 30, 2001, the Company classified $2.8 million of loans ($2.0 million at BFS and $757,000 at BNB) as sub-standard compared to $3.1 million ($2.5 million of BFS and $563,000 of BNB) at December 31, 2000. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at September 30, 2001 was sufficient to provide for anticipated losses inherent in the loan portfolio.


     The Company's allowance for loan losses at September 30, 2001 was $12.0 million, which represented 1,453% of non-performing loans or 1.07% of total loans, compared to $11.4 million at December 31, 2000, or 1,190% of non-performing loans and 1.07% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $286.5 million at December 31, 2000 to approximately $314.5 million at September 30, 2001.

     Non-performing assets at September 30, 2001 amounted to $824,000 or .06% of total assets, compared to $1.1 million, or .08% of total assets, at December 31, 2000.

     The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $61,000 and $62,000 for the nine-month periods ended September 30, 2001 and 2000, respectively. The amount of interest income that was recorded on these loans was $29,000 and $38,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

     At September 30, 2001, there were no loans characterized as impaired. During the nine-months ended September 30, 2001, the average recorded value of impaired loans was $204,000, $4,000 interest income was recognized and $4,000 of interest income would have been recognized under the loans' original terms.

     At September 30, 2001 and at December 31, 2000, the Company had $31,000 and $145,000 in real estate owned and other repossessed assets, respectively. Further at September 30, 2001, the Company also had restructured real estate loans amounting to $204,000 for which interest is being recorded in accordance with the loans' restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company's financial statements.

Non-Interest Income

     Total non-interest income improved to $4.2 million for the quarter ended September 30, 2001, compared to $4.1 million for the quarter ended September 30, 2000 due primarily to increases in deposit service fees and other non-interest income, partially offset by declines in loan processing and servicing fees. Deposit service fees increased from $499,000 in the quarter ended September 30, 2000, to $620,000 in the current quarter and from $1.4 million for the nine-months ended September 30, 2000 to $1.8 million for the nine-months ended September 30, 2001. These increases were primarily due to higher levels of deposit account services activity. Loan processing and servicing fees were a negative $134,000 in the quarter ended September 30, 2001 compared to income of $148,000 for the quarter ended September 30, 2000 due to adjustments for the impairment of originated mortgage servicing rights ("OMSR"). Adjustments to the OMSR were necessary due to the higher than expected levels of prepayments during the current quarter of loans serviced by the Company. For the nine-months ended September 30, 2001 loan processing and servicing income was a negative $20,000 compared to income of $488,000 for the comparable period last year, also due to adjustments to the OMSR during the current period. Gain on sale of investments totaled $230,000 in the current year-to-date period primarily due to the sale of a portion of the Company's equity securities portfolio during the first quarter of 2001. Other non-interest income totaling $598,000 in the current quarter exceeded the $375,000 earned in the quarter ended September 30, 2000 due primarily to the recognition of $273,000 gain from the Company's interest in the sale of the NYCE bank automated teller machine clearing network. For the nine-months ended September 30, 2001, other non-interest income amounted to $1.4 million compared to $1.1 million for the nine-months ended September 30, 2000. The increase is due in part to the item mentioned above and the $157,000 gain on the sale of BFS' former Billerica Office location during the second quarter of 2001.

Non-Interest Expense

     Total non-interest expenses increased to $9.4 million for the quarter ended September 30, 2001 from $8.8 million, or 6.4% for the quarter ended September 30, 2000 and from $26.2 million for the nine-months ended September 30, 2000 to $28.3 million, or 7.9% for the current nine-month period due primarily to increased expenses in occupancy and equipment and other non interest expense. Occupancy and equipment expense increased by $113,000 and $359,000 in the three- and nine-months ended September 30, 2001, respectively, compared to the three- and nine-months ended September 30, 2000, due in part to expenses incurred by the addition of the new Woburn Office opened in May of 2000 and higher depreciation expenses associated with office renovations and various repairs and maintenance. Also, the prior year's non-interest expenses for the nine-months ended September 30, 2000 were lowered by the inclusion of real estate operations income recognized in the dissolution of a real estate subsidiary of BFS. On a year-to -date basis, other non-interest expense increased from $4.8 million for the nine-months ended September 30, 2000 to $5.6 million for the nine-months ended September 30, 2001 due in part to higher outside professional services expense.

     Income tax expense for the nine-months ended September 30, 2001 and 2000 was $4.0 million. The effective income tax rate was 35.6% during the current year-to-date period, compared to 35.2% for the prior year period.

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

     At September 30, 2001, the Company's one year gap was a positive 2.68% of total assets, compared to a positive 8.4% of total assets at December 31, 2000.

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

     None
                                           18

                                  SIGNATURES



     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.


                                           BOSTONFED BANCORP, INC.
                                                  (Registrant)


Date:  November 14, 2001                         By:     /s/ David F. Holland
                                        __________________________________
                                                     David F. Holland
                                                     President and
                                                 Chief Executive Officer


Date:  November 14, 2001                         By:     /s/ John A. Simas
                                        __________________________________
                                                     John A. Simas
                                                  Executive Vice President,
                                                  Chief Financial Officer
                                                  and Corporate Secretary