Form 10-K
period 2001-12-31
BOSTONFED BANCORP INC
filed 2002-03-29
CIK 948515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended December 31, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ to __________

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

COMMON STOCK, PAR VALUE $.01 PER SHARE         THE AMERICAN STOCK EXCHANGE
          (Title of Class)                (Name of Exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Based upon the closing price of the registrant's common stock as of March 7, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates is $102.5 million. Solely for purposes of this calculation, the shares held by the directors and officers of the registrant have been excluded because such persons may be deemed to be affiliates.

      The number of shares of common stock outstanding as of March 7, 2002, was 4,509,553.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    PART II: PORTIONS OF THE ANNUAL REPORT TO
               SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2001.

            PART III: PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR
                    THE 2002 ANNUAL MEETING OF STOCKHOLDERS.

                                      INDEX

PART I                                                                      PAGE
                                                                            ----
          Item 1.   Business .............................................    3

  Additional Item.  Executive Officers of the Registrant

          Item 2.   Properties ...........................................   37

          Item 3.   Legal Proceedings ....................................   38

          Item 4.   Submission of Matters to a Vote of Security Holders ..   38

PART II

          Item 5.   Market for Registrant's Common Equity and Related
                    Stockholders Matters .................................   39

          Item 6.   Selected Financial Data ..............................   39

          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................   39

          Item 7A.  Quantitative and Qualitative Disclosure About
                    Market Risks .........................................   39

          Item 8.   Financial Statements and Supplementary Data ..........   39

          Item 9.   Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure ..................   39

PART III

          Item 10.  Directors and Executive Officers of the Registrant ...   39

          Item 11.  Executive Compensation ...............................   39

          Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management .......................................   40

          Item 13.  Certain Relationships and Related Transactions .......   40

PART IV

          Item 14.  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K ..................................   40

SIGNATURES

      This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on BostonFed Bancorp, Inc.'s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements may be preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

      Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which BostonFed Bancorp Inc. operates, as well as nationwide, BostonFed Bancorp, Inc.'s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. BostonFed Bancorp, Inc. assumes no obligation to update any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      BostonFed Bancorp, Inc. ("BostonFed" or the "Company"), headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for Boston Federal Savings Bank ("Boston Federal") in connection with the conversion of Boston Federal from a mutual to stock form of ownership. BostonFed later acquired Broadway National Bank ("Broadway National"), a nationally chartered commercial bank, as its wholly-owned subsidiary. BostonFed is a registered multi-bank holding company whose principal business is conducted through its wholly-owned subsidiaries, Boston Federal and Broadway National (collectively, the "Banks").

      Through its subsidiaries, Boston Federal and Broadway National, BostonFed attracts retail deposits from the general public in the greater Boston metropolitan area and other areas of New England, and through brokers, and invests those deposits, together with funds generated from operations, loan sales and borrowings, primarily in one- to four-family residential mortgage loans. BostonFed also invests in commercial real estate, construction and land, multi-family mortgage, equity lines of credit, business and consumer loans (secured by personal and/or real property) and other investments. BostonFed originates mortgage loans for investment and for sale in the secondary market, generally retaining the servicing rights.

      BostonFed, through the acquisition of Diversified Ventures; d/b/a Forward Financial ("Forward Financial"), and a related company, Ellsmere Insurance Agency, Inc. in December 1999, also originates consumer loans primarily with customers purchasing or refinancing manufactured homes, recreational vehicles and boats and subsequently sells substantially all of these loans, servicing released, to various purchasers ("client lenders"). This acquisition, along with the continued increases in business, commercial real estate, construction lending and home equity loans, has allowed BostonFed to diversify its product line, asset mix and the geographical area in which it operates.

MARKET AREA AND COMPETITION

      BostonFed has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves. BostonFed obtains deposits largely from the communities surrounding its offices and extends loans throughout eastern Massachusetts and, to a lesser extent, other areas of New England. Forward Financial provides its consumer lending services in approximately 25 states.

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

LENDING ACTIVITIES

      LOAN PORTFOLIO COMPOSITION. BostonFed's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. To a lesser extent, BostonFed's loan portfolio also includes multi- family, commercial real estate, construction and land, business and consumer loans.

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

                                                                            AT DECEMBER 31,
                                             -----------------------------------------------------------------------------------
                                                        2001                       2000                        1999
                                             -------------------------   -----------------------     ---------------------------
                                                             PERCENT                     PERCENT                       PERCENT
                                                AMOUNT      OF TOTAL      AMOUNT        OF TOTAL      AMOUNT           OF TOTAL
                                             ------------  -----------   ----------    ---------     ---------        ----------
                                                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential:
      One- to four-family(1)..............    $  788,211      70.38%     $  800,883       73.33%     $ 846,739           77.85%
      Multi-family........................        25,904       2.31          19,447        1.78         22,017            2.02
  Commercial real estate..................       107,767       9.62          89,371        8.18         75,999            6.99
  Construction and land...................        99,337       8.87          92,561        8.48         77,079            7.09
 Non-mortgage loans:
  Home equity and improvement.............        66,539       5.94          57,571        5.27         43,721            4.02
  Business................................        28,103       2.51          26,525        2.43         17,815            1.64
Other loans...............................         4,117       0.37           5,788        0.53          4,231            0.39
                                              ----------     ------      ----------      ------     ----------          ------
         Total loans......................     1,119,978     100.00%      1,092,146      100.00%     1,087,601          100.00%
                                                             ======                      ======                         ======
Less:
  Allowance for loan losses...............       (12,328)                   (11,381)                   (10,654)
  Construction loans in
      process.............................       (30,264)                   (33,869)                   (30,372)
  Net unearned premium
      (discount) on loans
      purchased...........................            48                        (10)                        (7)
  Deferred loan origination
    costs.................................         2,976                      2,365                      2,200
                                              ----------                 ----------                 ----------
      Loans, net and mortgage
         loans held for sale..............    $1,080,410                 $1,049,251                 $1,048,768
                                              ==========                 ==========                 ==========

                                                                 AT DECEMBER 31,
                                             --------------------------------------------------------
                                                       1998                           1997
                                             -------------------------    ---------------------------
                                                              PERCENT                        PERCENT
                                               AMOUNT        OF TOTAL         AMOUNT        OF TOTAL
                                             ----------     ----------     ----------      ----------
                                                             (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential:
      One- to four-family(1)..............     $829,572        84.27%       $702,102          86.11%
      Multi-family........................       22,889         2.33          18,874           2.32
  Commercial real estate..................       48,951         4.97          36,400           4.47
  Construction and land...................       41,608         4.23          20,497           2.51
 Non-mortgage loans:
  Home equity and improvement.............       32,119         3.26          28,119           3.45
  Business................................        3,618         0.37           3,528           0.43
Other loans...............................        5,571         0.57           5,818           0.71
                                               --------       ------        --------         ------
         Total loans......................      984,328       100.00%        815,338         100.00%
                                                              ======                         ======
Less:
  Allowance for loan losses...............       (8,500)                      (6,600)
  Construction loans in
      process.............................      (17,133)                      (8,527)
  Net unearned premium
      (discount) on loans
      purchased...........................           (5)                        (114)
  Deferred loan origination
    costs.................................        1,980                        1,448
                                               --------                     --------
      Loans, net and mortgage
         loans held for sale..............     $960,670                     $801,545
                                               ========                     ========

----------

(1) Includes mortgage loans held for sale of $24.6 million, $12.8 million, $16.2 million, $17.0 million and $9.8 million at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

      LOAN MATURITY. The following table shows certain information at December 31, 2001 regarding the dollar amount of loans maturing in BostonFed's portfolio based on their contractual terms to maturity. The table does not include the effect of prepayments or scheduled principal amortization.

                                                                                 AT DECEMBER 31, 2001
                                                 ---------------------------------------------------------------------------------
                                                   ONE- TO
                                                    FOUR-          MULTI-     COMMERCIAL    CONSTRUCTION    OTHER         TOTAL
                                                   FAMILY          FAMILY     REAL ESTATE     AND LAND      LOANS         LOANS
                                                 -----------     ---------   -------------  ------------   -------     -----------
                                                                                   (IN THOUSANDS)
Amounts due:
   One year or less .......................      $     3,151       $    16      $    298      $66,310      $ 5,444     $    75,219
                                                 -----------       -------      --------      -------      -------     -----------
   After one year:
   More than one year to three years ......            3,859            91         2,075       33,027        3,258          42,310
      More than three years to five years .            5,612         1,766         9,377           --        6,600          23,355
      More than five years to 10 years ....          100,649           717        13,833           --       77,158         192,357
      More than 10 years to 20 years ......          120,817        11,991        28,846           --        2,288         163,942
      More than 20 years ..................          554,123        11,323        53,338           --        4,011         622,795
                                                 -----------       -------      --------      -------      -------     -----------

      Total due after one year ............          785,060        25,888       107,469       33,027       93,315       1,044,759
                                                 -----------       -------      --------      -------      -------     -----------

      Total amount due ....................      $   788,211       $25,904      $107,767      $99,337      $98,759     $ 1,119,978
                                                 -----------       -------      --------      -------      -------     -----------
         Less:
            Allowance for loan losses .....                                                                                (12,328)
            Construction loans in process .                                                                                (30,264)
            Net unearned discount on
               loans purchased ............                                                                                     48
            Deferred loan origination costs                                                                                  2,976
                                                                                                                       -----------
      Loans, net, and mortgage
         loans held for sale ..............                                                                              1,080,410
                                                                                                                       -----------
      Mortgage loans held for sale ........                                                                                (24,612)

      Loans, net ..........................                                                                            $ 1,055,798
                                                                                                                       ===========

      The following table sets forth, at December 31, 2001, the dollar amount of loans contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                            DUE AFTER DECEMBER 31, 2002
                                     ------------------------------------------
                                      FIXED         ADJUSTABLE          TOTAL
                                     --------       ----------       ----------
                                                  (IN THOUSANDS)
Mortgage loans:
   Residential:
      One- to four-family ....       $272,138        $512,922        $  785,060
      Multi-family ...........          6,775          19,113            25,888
   Commercial real estate ....         25,908          81,561           107,469
   Construction and land .....             --          33,027            33,027
Other loans ..................          5,724          87,591            93,315
                                     --------        --------        ----------
         Total loans .........       $310,545        $734,214        $1,044,759
                                     ========        ========        ==========

      ORIGINATION, SALE, SERVICING AND PURCHASE OF MORTGAGE, BUSINESS AND CONSUMER LOANS. BostonFed conducts its mortgage and consumer finance lending activities primarily through its offices, commissioned loan personnel, and wholesale brokers and other correspondent financial institutions approved by BostonFed. All mortgage loans that BostonFed originates, either through internal sources or wholesale brokers or other correspondent financial institutions, are underwritten by BostonFed according to its policies and procedures.

      BostonFed originates both adjustable-rate and fixed-rate loans and its ability to originate these loans is affected by the current and expected level of interest rates, economic conditions and competition, all of which affect customer demand.

      BostonFed's general policy is to sell a substantial majority of the one- to four-family fixed-rate mortgage loans with maturities of fifteen years or over. It generally retains adjustable-rate loans and fixed- rate loans with maturities of under fifteen years sufficient to meet its portfolio needs, and sells the remainder. BostonFed generally retains the servicing of mortgage loans sold. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2001, BostonFed was servicing $974.2 million of mortgage loans for others.

      The gross servicing fee income from loans sold is generally 0.25% to 0.38% of the total balance of the loan serviced. BostonFed has not purchased servicing rights related to mortgage loans originated by other institutions. BostonFed recognizes the present value of the servicing income, net of servicing expenses, attributable to servicing rights upon sale of the loan. BostonFed amortizes the capitalized mortgage servicing rights using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. BostonFed reviews prepayment activity on its serviced loans at least quarterly and adjusts its capitalized mortgage servicing rights amortization schedule accordingly. As of December 31, 2001, BostonFed had $6.9 million of capitalized mortgage servicing rights, representing 71 basis points of loans serviced for others.

      BostonFed also originates business loans through its business lending department, which was established in 1998. The loans are generally secured by the business assets, such as equipment, machinery, receivables, inventory, etc., of the borrower. Typically, the loans are either term or line of credit.

      Additionally, BostonFed, through Forward Financial, originates loans on manufactured homes, recreational vehicles and boats. Forward Financial originates and sells servicing released, substantially all of its consumer loans to client lenders. The client lenders impose their underwriting standards and if they consider an application satisfactory and accept it, the loan is approved for closing. In this manner Forward Financial eliminates its exposure to interest rate risk as well as nearly all credit risk. Forward Financial receives a fee upon the sale of loans and records such revenue as gain on sale of loans.

      Equity loans are originated in the form of lines of credit, primarily secured by second mortgages on one- to four-family residences in BostonFed's market area. These lines of credit generally provide consumers with a tax-advantaged and flexible borrowing arrangement.

      Occasionally, BostonFed is the lead bank in generally larger loans, usually retaining 50% or more of the balance and participating-out the remaining balance of the loan. At December 31, 2001, BostonFed was the lead bank in three loans with a cumulative total balance of $29.5 million. BostonFed's portion was $17.9 million, of which $10.8 million had been disbursed.

      BostonFed also participates in loans when a correspondent financial institution has underwritten the loan according to BostonFed's policies and closed the loan in its own name. BostonFed's participation in commercial real estate loans and business loans originated and serviced by other financial institutions totaled $1.2 million and $8.0 million, respectively, at December 31, 2001.

      BostonFed has also purchased one- to four-family whole loans that are being serviced by others. The balance of these loans at December 31, 2001 was approximately $3.7 million.

      BostonFed engages in certain hedging activities to facilitate the sale of its originated and purchased mortgage loans and to minimize its interest rate risk between the time the loan commitments are made and the time the loans are securitized or packaged and sold. BostonFed currently utilizes forward loan sale commitment contracts with Fannie Mae, Freddie Mac and other investors as its method of hedging loan sales. Generally, BostonFed will enter into contracts to deliver loans or agency mortgage-backed securities to purchasers for a specified price at a future date while it processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. Loans that are closed and funded may also be pooled to create mortgage-backed securities which can be delivered to fulfill the forward commitment contracts. The amount of forward coverage of the "pipeline" of mortgages is set on a day-to-day basis by an operating officer, within policy guidelines, based primarily on BostonFed's assessment of the levels of mortgage-origination activity and, to a lesser degree, the general direction of interest rates. For the year ended December 31, 2001, BostonFed had $5.4 million in net gains attributable to the sale of mortgage loans. Forward Financial recorded $5.2 million in net gains, the vast majority of which is attributable to the sale of consumer loans.

      The following table sets forth BostonFed's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                                         YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------
                                                               2001                2000                1999
                                                            -----------         -----------         -----------
                                                                              (IN THOUSANDS)
Net loans:
Beginning balance ..................................        $ 1,036,435         $ 1,032,594         $   943,662
     Loans originated:
         One- to four-family .......................            841,133             339,643             507,569
         Multi-family ..............................                 --                 508               2,821
         Commercial real estate ....................             35,333              22,092              30,160
         Construction and land .....................             62,726              64,386              50,946
         Equity line of credit drawn ...............             56,511              46,633              36,363
         Business line of credit drawn .............             82,206              29,046               9,113
         Manufactured housing, recreational vehicles
            and boats ..............................             60,530              81,715               6,281
         Other(1) ..................................              9,341              17,558              18,441
                                                            -----------         -----------         -----------
         Total loans originated ....................          1,147,780             601,581             661,694
     Loans purchased(2) ............................             25,129              25,243              41,996
     Loans from Forward acquisition ................                 --                  --              11,345
                                                            -----------         -----------         -----------
               Total ...............................          2,209,344           1,659,418           1,658,697
Less:
     Principal repayments and other, net ...........           (548,547)           (282,327)           (307,906)
     Loan (charge-offs) recoveries, net ............                127                (273)                358
     Sale of loans .................................           (580,514)           (325,762)           (302,298)
     Transfer of mortgage loans to real estate owned                 --                  --                 (83)
                                                            -----------         -----------         -----------
     Loans, net and mortgage loans held for sale ...          1,080,410           1,051,056           1,048,768
     Loans held for sale ...........................            (24,612)            (14,621)            (16,174)
                                                            -----------         -----------         -----------
Loans, net .........................................        $ 1,055,798         $ 1,036,435         $ 1,032,594
                                                            ===========         ===========         ===========

----------
(1)   Other loans primarily consist of business loans and other consumer loans.

(2) Includes loans purchased from correspondent financial institutions which are underwritten pursuant to BostonFed's policies and closed in the name of the financial institution but immediately purchased by BostonFed for its mortgage portfolio, mortgage banking activities, or for Community Reinvestment Act purposes.

      ONE- TO FOUR-FAMILY MORTGAGE LENDING. BostonFed offers both fixed-rate and one, three, five and seven year adjustable-rate mortgage loans with maturities of generally up to thirty years. The interest rates for the majority of BostonFed's adjustable-rate mortgage loans are indexed to the Constant Maturity Treasury Index ("CMT Index"). BostonFed currently offers fixed-rate mortgage loans with amortization periods of five to thirty years and a number of adjustable-rate mortgage loan programs with amortization schedules ranging from ten to thirty years. BostonFed originates adjustable-rate mortgage loans that have fixed interest rates for an initial period then adjust annually or a greater period according to their terms. The one- to four-family adjustable-rate loan products generally reprice based on a margin, in effect when the loan was originated, currently 275 to 350 basis points over the CMT Index for the Treasury security of a maturity, which is comparable to the interest adjustment period for the loan. Generally, all of BostonFed's adjustable-rate mortgage loans provide for periodic (generally 2%) and overall caps (generally 6%) on the increase or decrease in interest rate at any adjustment date and over the life of the loan, respectively.

      BostonFed generally originates one- to four-family residential mortgage loans in amounts up to 80% of the appraised value or the selling price of the property securing the loan, whichever is lower, and up to 100% of the appraised value or selling price if private mortgage insurance is obtained for the portion of the loan that exceeds 75% of the appraised value or selling price, whichever is lower. However, BostonFed may originate single-family owner-occupied mortgage loans under certain loan programs in amounts up to 90% of the appraised value or selling price, whichever is lower, without private mortgage insurance. Generally, BostonFed originates mortgage loans with due-on-sale clauses which provide BostonFed with the contractual right to treat the loan immediately due and payable if a borrower transfers ownership of the property without BostonFed's consent. These due-on-sale clauses are an important means of adjusting the rates and maintaining quality on BostonFed's fixed-rate mortgage loan portfolio. BostonFed has generally exercised its rights under these clauses.

      MULTI-FAMILY MORTGAGE LENDING. BostonFed originates multi-family mortgage loans that are generally secured by five to 120 unit apartment buildings. Its decision to make a multi-family loan is influenced by the value of the underlying property as well as the qualifications of the borrower. BostonFed also considers the following factors: the net operating income of the mortgaged premises before debt service and depreciation; the debt service coverage ratio (the ratio of earnings before debt service to debt service); and the ratio of loan amount to appraised value. BostonFed generally requires a debt service ratio of 115% or greater. Pursuant to BostonFed's current underwriting policies, a multi-family mortgage loan may generally be made in an amount up to 85% of the appraised value of the underlying property to a maximum loan amount of $7.5 million. However, most loans are granted at or below 80% of the appraised value. If possible, personal guarantees of the principal borrower are obtained on multi-family loans made to corporations, partnerships and other business entities. Depending upon the creditworthiness of the borrower and amount of the down payment, BostonFed may make an exception and not require a personal guarantee, or may require limited recourse on such loans.

      When evaluating the qualifications of the borrower for a multi-family loan, BostonFed considers the borrower's financial resources and income level and experience in owning or managing similar property, as well as BostonFed's lending experience with the borrower. BostonFed's underwriting guidelines require the borrower to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is also required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. Generally, BostonFed assesses the creditworthiness of a borrower by reviewing the financial and pro-forma cash-flow statements on the property and the employment and credit history of the guarantor, as well as other related documentation. At December 31, 2001, the largest multi-family loan outstanding balance was a $1.8 million performing loan secured by a 20 unit apartment complex located in South Boston, Massachusetts.

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

      BostonFed currently originates commercial real estate loans with terms of up to twenty-five years, the majority of which contain adjustable-rates and are indexed primarily to the CMT or an FHLB Index. BostonFed generally applies the same underwriting standards and procedures to commercial real estate loans as it does for multi-family loans. BostonFed has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On exception, BostonFed may not require a personal guarantee, or may require limited recourse on such loans depending on the creditworthiness of the borrower and the amount of the down payment. BostonFed's commercial real estate loan portfolio at December 31, 2001 was $107.8 million, or 9.6% of total loans. The largest commercial real estate loan outstanding balance in BostonFed's portfolio at December 31, 2001 was a $7.0 million performing loan secured by self-storage facility located in Danvers, Massachusetts.

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

      BostonFed originates construction and land mortgage loans in amounts up to 75% of the lesser of the appraised value of the property, as improved, or sales price, unless such loan is for the construction of a residential property which cannot exceed an 80% loan to value ratio. BostonFed disburses proceeds of the loans as phases of the construction are completed. If possible, personal guarantees of the principal borrowers are obtained on loans to a corporation, partnership or other business entity. In some instances, BostonFed may not require a personal guarantee, or may require limited recourse on such loans depending on the credit worthiness of the borrower and the loan to value ratio. Currently, BostonFed's maximum loan limit is $7.5 million. BostonFed's largest construction and land loan outstanding balance at December 31, 2001 was a performing loan of $3.1 million disbursed, with a remaining loan-in-process balance of $4.5 million, net of $5.5 million and $2.2 million respectively which are participated with another financial institution. This property is secured by a fourteen-unit luxury condominium project in Brookline, Massachusetts.

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

      EQUITY LINES. Substantially all of BostonFed's home equity lines of credit are primarily secured by second mortgages on one- to two-family residences located in BostonFed's primary market area. Generally, under the terms of BostonFed's home equity lines of credit, borrowers may draw on such lines of credit and repay outstanding interest on a monthly basis over a period of up to ten years. Thereafter, the outstanding balance drawn on such lines of credit is converted to an adjustable-rate loan with a term of up to ten years.

BostonFed's underwriting standards include evaluating an applicant's credit history and assessing the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.

      BUSINESS LOANS. BostonFed began originating loans to businesses and corporations in 1998. These loans, amounting to $28.1 million at December 31, 2001, are generally secured by the assets of the borrowing entity. The most typical type of loans generated for BostonFed are term loans and lines of credit. These loans generally require the personal guaranty of the principals of the borrower. Depending upon the creditworthiness of the borrower and if the loan to value ratio is low, however, personal guarantees may not be required, or only a limited recourse may be required on such loans. BostonFed has separate lending guidelines and underwriting standards for this type of lending. These guidelines currently limit the maximum loan to $7.5 million. The largest outstanding business loan balance in BostonFed's portfolio as of December 31, 2001 was a $5.3 million performing loan secured by all business assets and commercial real estate owned by a specialty textile service company located in Taunton, Massachusetts.

      OTHER LENDING. Other loans consist primarily of consumer loans such as automobile loans, and loans secured by savings accounts. Such loans are generally originated in BostonFed's primary market area.

      COLLECTIONS. Loans secured by rapidly depreciable assets such as equipment, machinery, automobiles, etc., or that are secured by accounts receivable or inventories or unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, because there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, loan collections on these loans depend on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

      MORTGAGE LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies and loan approval limits of the Banks. Such limits are included in a matrix with the corresponding level of authority requirements. At Boston Federal, Board of Directors' approval is generally required on all one- to four-family loans in excess of $2.5 million, on all commercial real estate, multi-family and non-owner occupied construction loans in excess of $5.0 million, and on all business loans in excess of $4.5 million. At Broadway National, a similar matrix has been established and Board of Directors' approval is required on all loans in excess of $500,000.

      According to regulations of the Office of Thrift Supervision (the "OTS") and Office of the Comptroller of the Currency (the "OCC"), loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank's unimpaired capital and surplus. At December 31, 2001, the regulatory loans to one borrower limit was $13.8 million and $1.6 million for Boston Federal and Broadway National, respectively.

NONPERFORMING AND PROBLEM ASSETS

      CLASSIFIED ASSETS. BostonFed's Asset Classification Policy and federal regulations require that BostonFed use an internal asset classification system as a means of reporting problem and potential problem assets. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets are inadequately protected by the collateral pledged, if any, or the current net worth and paying capacity of the obligor and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified as loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as a loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets can be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention."

      Boston Federal's Asset Classification Committee reviews and classifies assets on a quarterly basis and reports the results of its review to the Board of Directors. Broadway National's assets are reviewed by a non-lending officer who reports classifications to the Broadway National Board on a quarterly basis. BostonFed classifies assets according to management guidelines described above. At December 31, 2001, BostonFed had, on a consolidated basis, $7.2 million of assets designated as "special mention," $2.8 million of assets designated as "substandard." Included in these amounts was $1.2 million in non-performing loans at December 31, 2001. In the opinion of management, the remaining "special mention" and "substandard" loans of $8.8 million evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become non-performing assets in future periods. Additional classified assets include $17,000 of assets designated as "doubtful" and $721,000 of assets designated as "loss." All assets classified as "loss" have been charged off for financial statement purposes.

      The following table sets forth delinquencies in BostonFed's loan portfolio as of the dates indicated:

                                                AT DECEMBER 31, 2001                              AT DECEMBER 31, 2000
                                   -----------------------------------------------    ----------------------------------------------
                                         60-89 DAYS             90 DAYS OR MORE            60-89 DAYS             90 DAYS OR MORE
                                   ----------------------    ---------------------    ---------------------    ---------------------
                                                PRINCIPAL                PRINCIPAL                PRINCIPAL                PRINCIPAL
                                    NUMBER       BALANCE      NUMBER      BALANCE      NUMBER      BALANCE      NUMBER      BALANCE
                                   OF LOANS     OF LOANS     OF LOANS    OF LOANS     OF LOANS    OF LOANS     OF LOANS    OF LOANS
                                   --------    ----------    --------    ---------    --------    ---------    --------    ---------
                                                                          (DOLLARS IN THOUSANDS)
Residential:
      One- to four-family........       28        $3,726           6       $  983         7         $1,276         4         $ 418
      Multi-family...............       --            --          --           --        --             --        --            --
Commercial real estate...........        2           207          --           --         1            132        --            --
Construction and land............        4         4,328          --           --        --             --        --            --
Other loans......................       24           454           3          175         3             71         6           538
                                      ----        ------         ---       ------      ----         ------      ----         -----
       Total.....................       58        $8,715           9       $1,158        11         $1,479        10         $ 956
                                      ====        ======         ===       ======      ====         ======      ====         =====
Delinquent loans to loans, net,
      and mortgage loans
      held for sale..............                   0.81%                    0.11%                    0.14%                   0.09%

                                                AT DECEMBER 31, 1999
                                   -----------------------------------------------
                                         60-89 DAYS             90 DAYS OR MORE
                                   ----------------------    ---------------------
                                                PRINCIPAL                PRINCIPAL
                                    NUMBER       BALANCE      NUMBER      BALANCE
                                   OF LOANS     OF LOANS     OF LOANS    OF LOANS
                                   --------    ----------    --------    ---------
                                                 (DOLLARS IN THOUSANDS)
Residential:
      One- to four-family........        10       $1,568            6        $721
      Multi-family...............        --           --           --          --
Commercial real estate...........         2          287           --          --
Construction and land............        --           --           --          --
Other loans......................         2          245           --          --
                                       ----       ------          ---       -----
      Total......................        14       $2,100            6       $ 721
                                       ====       ======          ===       =====
Delinquent loans to loans, net,
      and mortgage loans
      held for sale..............                   0.20%                    0.07%

      NON-PERFORMING ASSETS AND RESTRUCTURED LOANS. The following table sets forth information regarding non-accrual loans, restructured loans and real estate owned. At December 31, 2001, there was one restructured loan totaling $203,000. Real estate owned and repossessed assets, net, totaled $31,000 consisting of one manufactured home. It is the policy of BostonFed to cease accruing interest on loans 90 days or more past due and charging off all accrued interest. For the years ended December 31, 2001, 2000, 1999, 1998 and 1997, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $32,000, $40,000, $(2,000), $33,000 and $149,000, respectively. For the same periods, the difference between the amount of interest income that would have been recognized on impaired loans if such loans were performing in accordance with their regular terms and amounts recognized was $0, $0, $2,000, $1,000 and $1,000, respectively.

                                                                        AT DECEMBER 31,
                                               ------------------------------------------------------------------
                                                2001           2000           1999           1998           1997
                                               ------         ------         ------         ------         ------
                                                                     (DOLLARS IN THOUSANDS)
Non-accrual loans:
   Residential real estate:
      One- to four-family .............        $  983         $  418         $  721         $  784         $  941
   Commercial real estate .............            --             --             25             25            458
   Other loans ........................           175            538             --             --              6
                                               ------         ------         ------         ------         ------
         Total ........................         1,158            956            746            809          1,405
Real estate owned and other repossessed
assets, net(1) ........................            31            145            376             47            195
                                               ------         ------         ------         ------         ------
         Total non-performing assets ..         1,189          1,101          1,122            856          1,600
Restructured loans ....................           203            206            210            213            369
                                               ------         ------         ------         ------         ------
Total risk elements ...................        $1,392         $1,307         $1,332         $1,069         $1,969
                                               ======         ======         ======         ======         ======
Allowance for loan losses as a percent
   of loans(2) ........................          1.13%          1.07%          1.01%          0.88%          0.82%
Allowance for loan losses as a percent
   of non-performing loans(3) .........        1,064.59       1,190.48       1,428.15       1,050.68       469.75
Non-performing loans as a percent
   of loans(2), (3) ...................          0.11           0.09           0.07           0.09           0.17
Non-performing assets as a percent
   of total assets(4) .................          0.08           0.08           0.09           0.08           0.16

----------
(1) Real estate owned and other repossessed assets are shown net of related valuation allowances.
(2) Loans includes loans, net and mortgage loans held for sale, excluding allowance for loan losses.
(3) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by BostonFed as presenting uncertainty with respect to the collectibility of interest or principal.
(4) Non-performing assets consist of non-performing loans, real estate owned and other repossessed assets.

      At December 31, 2001, loans which were characterized as impaired pursuant to Statement of Accounting Standards 114 and 118 totaled $216,000. All of the impaired loans have been measured using the discounted cash flow method or the fair value of the collateral method if the loan is collateral dependent. During the year ended December 31, 2001, the average recorded value of impaired loans was $214,000, interest income of $14,000 was recognized, all of which was recorded on a cash basis, and $14,000 of interest income would have been recognized under original terms.

                                                       AT DECEMBER 31,
                                              ----------------------------------
                                              2001           2000           1999
                                              ----           ----           ----
                                                        (IN THOUSANDS)
Impaired loans:
Multi-family real estate ..........           $ --           $ --           $ --
Commercial real estate ............            216            206            235
                                              ----           ----           ----

     Total ........................           $216           $206           $235
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

      Management believes the allowance is adequate to absorb probable loan losses. Management's methodology to estimate loss exposure inherent in the portfolio include an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management's assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers' ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

      While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio is affected by changes in market conditions.

      Amounts provided for the years 2001, 2000 and 1999 were $820,000, $1.0 million and $1.6 million, respectively. The decrease in the provision for the year ended December 31, 2001 was due to continued low levels of non-performing loans and improved coverage ratio of allowance for loan losses as a percent of loans. During the year ended December 31, 2001, there were recoveries of $361,000 credited to, and charge-offs of, $234,000 taken against this allowance. As of December 31, 2001, the Company's allowance for loan losses was 1.13% of total loans compared to 1.07% as of December 31, 2000. Management believes the increased coverage ratio in 2001 is prudent due to the balance increase in the combined total of construction and land, commercial real estate, home equity and improvement, multi-family and business loans. These combined total balances increased from $285.5 million at December 31, 2000 to $327.7 million at December 31, 2001, an increase of 14.8%. These loans aggregated to 30.7% and 27.2%
of the total loans at December 31, 2001 and 2000, respectively. The Company had non-performing loans of $1.2 million and $956,000 at December 31, 2001 and December 31, 2000, respectively. The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of allowance for loan losses.

      The following table sets forth activity in BostonFed's allowance for loan losses for the periods set forth in the following table.

                                                                       AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------------
                                                     2001             2000             1999             1998             1997
                                                   --------          -------         --------          -------          ------
                                                                                  (IN THOUSANDS)
Balance at beginning of period ............        $ 11,381          $10,654         $  8,500          $ 6,600          $4,400
Broadway National allowance for loan losses
   at acquisition date ....................              --               --               --               --             620
Forward Financial allowance for loan
   losses at acquisition date .............              --               --              170               --              --
Provision for loan losses .................             820            1,000            1,626            1,642           1,696
Charge-offs:
  Real estate loans:
  Residential:
     One- to four-family ..................             118              125               19               51             370
     Multi-family .........................              --               --                1                2              84
  Commercial ..............................              --               --               --               75              45
  Other ...................................             116              329               36              131              16
                                                   --------          -------         --------          -------          ------
     Total ................................             234              454               56              259             515
Recoveries ................................             361              181              414              517             399
                                                   --------          -------         --------          -------          ------
Balance at end of period ..................        $ 12,328          $11,381         $ 10,654          $ 8,500          $6,600
                                                   ========          =======         ========          =======          ======
Ratio of net charge-offs (net recoveries)
      during the period to average loans
      outstanding during the period .......           (0.01)%           0.03%           (0.04)%          (0.03)%          0.02%
                                                   ========          =======         ========          =======          ======

      The following tables set forth BostonFed's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                        AT DECEMBER 31,
                                 ---------------------------------------------------------------------------------------------
                                                   2001                                              2000
                                 -------------------------------------------        ------------------------------------------
                                                PERCENT OF      PERCENT OF                        PERCENT OF      PERCENT OF
                                                ALLOWANCE        LOANS IN                          ALLOWANCE       LOANS IN
                                                 TO TOTAL      EACH CATEGORY                       TO TOTAL      EACH CATEGORY
                                 AMOUNT         ALLOWANCE     TO TOTAL LOANS        AMOUNT         ALLOWANCE    TO TOTAL LOANS
                                 ------         ---------     --------------        ------        ----------    --------------
                                                                    (DOLLARS IN THOUSANDS)
Residential:
  One- to four-family           $ 2,925            23.73%           70.38%         $ 2,883            25.33%           73.33%
  Multi-family .......              184             1.49             2.31              252             2.21             1.78
Commercial real estate            2,308            18.72             9.62            1,905            16.74             8.18
Construction and land             1,590            12.90             8.87            1,239            10.89             8.48
Other loans ..........            1,551            12.58             8.82            1,410            12.39             8.23
Unallocated ..........            3,770            30.58               --            3,692            32.44               --
                                -------          -------          -------          -------          -------          -------
     Total allowance
       for loan losses          $12,328           100.00%          100.00%         $11,381           100.00%          100.00%
                                =======          =======          =======          -------          =======          =======

                                                                         AT DECEMBER 31,
                             -------------------------------------------------------------------------------------------------------
                                         1999                                 1998                              1997
                             --------------------------------    --------------------------------   --------------------------------
                                                     PERCENT                             PERCENT                            PERCENT
                                                     OF LOANS                            OF LOANS                           OF LOANS
                                       PERCENT OF    IN EACH               PERCENT OF    IN EACH              PERCENT OF    IN EACH
                                        ALLOWANCE   CATEGORY               ALLOWANCE    CATEGORY              ALLOWANCE    CATEGORY
                                        TO TOTAL     TO TOTAL               TO TOTAL     TO TOTAL              TO TOTAL     TO TOTAL
                              AMOUNT    ALLOWANCE     LOANS      AMOUNT    ALLOWANCE      LOANS     AMOUNT    ALLOWANCE      LOANS
                             -------   ----------   ---------    -------   ----------   ---------   -------   ----------   ---------
                                                                      (DOLLARS IN THOUSANDS)
Residential:
  One- to four-family .      $ 2,872       26.96%      77.85%    $ 2,186       25.72%      84.27%   $ 1,997      30.26%       86.11%
  Multi-family ........          209        1.96        2.02         214        2.52        2.33        206       3.12         2.32
Commercial real
   estate .............        2,090       19.62        6.99         615        7.24        4.97        369       5.59         4.46
Construction
   and land ...........        1,285       12.06        7.09           3        0.03        4.23        152       2.30         2.51
Other loans ...........        1,029        9.66        6.05         731        8.60        4.20        266       4.03         4.60
Unallocated ...........        3,169       29.74          --       4,751       55.89          --      3,610      54.70           --
                             -------     -------     -------     -------     -------     -------    -------    -------      -------
   Total allowance
        for loan losses      $10,654      100.00%     100.00%    $ 8,500      100.00%     100.00%   $ 6,600     100.00%      100.00%
                             =======     =======     =======     =======     =======     =======    =======    =======      =======

REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

      At December 31, 2001, BostonFed did not have any real estate owned and had $31,000 of other repossessed assets, net of valuation allowances. When BostonFed acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, BostonFed provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of BostonFed to obtain an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure and continue to appraise foreclosed properties and conduct inspections on a periodic basis.

INVESTMENT ACTIVITIES

      The investment policy of BostonFed, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement BostonFed's lending activities. Generally, BostonFed's investment policy is more restrictive than federal regulations allow. Accordingly, BostonFed has invested primarily in United States government and agency securities, mutual funds which qualify as liquid assets under the OTS regulations, federal funds and U.S. government-sponsored agency issued mortgage-backed securities and privately-issued collateralized mortgage obligations ("CMO's"). BostonFed has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. BostonFed does not currently maintain a portfolio of securities categorized as held for trading. The investment policy provides different management levels of approval, from the investment officer up to and including the Board of Directors, depending on the size of purchase or sale and monthly cumulative purchase or sale amounts. Generally, according to BostonFed's policies, the Board must provide prior approval for all individual securities investments over $10.0 million and approval for all monthly purchases which aggregate $25.0 million or more. On a quarterly basis, BostonFed's Board, Boston Federal's Investment Committee and Broadway National's Board are provided with activity reports and summaries of the held to maturity and available for sale investment portfolios for their respective banks.

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

      The following tables set forth BostonFed's mortgage-backed securities activities for the periods indicated:

                                                                                      FOR THE YEAR
                                                                                   ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                     2001                 2000                 1999
                                                                  ---------             --------             --------
                                                                                    (IN THOUSANDS)
Beginning balance ....................................            $  70,655             $ 29,481             $ 43,942
   Mortgage-backed securities purchased
           available for sale ........................              101,843                1,986                5,005
    Conversion of real estate loans to mortgage-backed
          securities held to maturity ................                   --               50,975                   --
   Less:
      Sale of mortgage-backed securities
         available for sale ..........................                   --                   --               (4,062)
      Principal repayments ...........................              (36,544)             (11,963)             (14,892)
      Change in unrealized gains (losses) ............                 (116)                 225                 (435)
      Accretion of premium, net of discount ..........                  (94)                 (49)                 (77)
                                                                  ---------             --------             --------
Ending balance .......................................            $ 135,744             $ 70,655             $ 29,481
                                                                  =========             ========             ========

      The following table sets forth certain information regarding the amortized cost and fair values of the Company's mortgage-backed securities at the dates indicated.

                                                                            AT DECEMBER 31,
                                     -----------------------------------------------------------------------------------------------
                                                  2001                            2000                            1999
                                     ------------------------------  ------------------------------  -------------------------------
                                     AMORTIZED   PERCENT     FAIR    AMORTIZED   PERCENT    FAIR     AMORTIZED    PERCENT     FAIR
                                       COST     OF TOTAL     VALUE     COST     OF TOTAL    VALUE       COST     OF TOTAL    VALUE
                                     --------   --------   --------  --------   --------   --------  ---------   --------   --------
                                                                        (DOLLARS IN THOUSANDS)
Mortgage-backed securities and
   collateralized mortgage
   obligations:

Available for sale:
   Ginnie Mae ....................   $  6,237       4.59%  $  6,196  $     --         -%   $     --   $     --         -%   $     --
   Fannie Mae ....................     11,904       8.76     11,869     1,733       2.45      1,769      3,004      10.07      3,004
   Freddie Mac ...................     62,952      46.30     62,634     4,394       6.21      4,367      5,559      18.64      5,484
   Privately issued collateralized
      mortgage obligations .......     14,046      10.33     14,223     9,361      13.23      9,236      7,318      24.54      7,052
                                     --------   --------   --------  --------   --------   --------   --------   --------   --------
Total available for sale .........     95,139      69.98     94,922    15,488      21.88     15,372     15,881      53.25     15,540
                                     --------   --------   --------  --------   --------   --------   --------   --------   --------

Held to maturity:
   Ginnie Mae ....................      7,376       5.43      7,581    10,829      15.30     10,872     13,201      44.27     13,297
   Fannie Mae ....................         45       0.03         47       146       0.21        147        259       0.87        252
   Freddie Mac ...................     33,401      24.57     33,919    44,308      62.61     43,951        481       1.61        481
                                     --------   --------   --------  --------   --------   --------   --------   --------   --------
Total held to maturity ...........     40,822      30.02     41,547    55,283      78.12     54,970     13,941      46.75     14,030
                                     --------   --------   --------  --------   --------   --------   --------   --------   --------

Total mortgage-backed
   securities and collateralized
   mortgage obligations ..........   $135,961     100.00%  $136,469  $ 70,771     100.00%  $ 70,342   $ 29,822     100.00%  $ 29,570
                                     ========   ========   ========  ========   ========   ========   ========   ========   ========

      The following table sets forth certain information regarding the carrying amount and fair values of BostonFed's short-term investments and investment securities at the dates indicated:

                                                                                  AT DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                         2001                           2000                         1999
                                               ------------------------       -----------------------       -----------------------
                                               CARRYING          FAIR         CARRYING         FAIR         CARRYING         FAIR
                                                AMOUNT          VALUE          AMOUNT          VALUE         AMOUNT          VALUE
                                               --------        --------       --------        -------       --------        -------
                                                                                  (IN THOUSANDS)
Daily federal funds sold and
   short-term investments ................     $ 48,158        $ 48,158        $ 9,176        $ 9,176        $ 2,815        $ 2,815
Investment securities:
   Held to maturity:
      U.S. Government obligations, federal
         agency obligations, and other
         obligations .....................          554             598          2,304          2,328          2,304          2,275
                                               --------        --------        -------        -------        -------        -------
Total held to maturity ...................          554             598          2,304          2,328          2,304          2,275
                                               --------        --------        -------        -------        -------        -------
  Available for sale:
      U.S. Government obligations, federal
         agency obligations, and other
         obligations .....................       25,050          25,050         41,993         41,993         33,641         33,641
      Mortgage-related mutual funds ......       21,149          21,149         17,424         17,424         16,193         16,193
      Other mutual funds(1) ..............       17,046          17,046          1,278          1,278          1,960          1,960
      Marketable Equity Securities--
         Common Stock ....................           13              13          2,726          2,726          1,409          1,409
                                               --------        --------        -------        -------        -------        -------
         Total available for sale ........       63,258          63,258         63,421         63,421         53,203         53,203
                                               --------        --------        -------        -------        -------        -------
Total investment securities ..............     $111,970        $112,014        $74,901        $74,925        $58,322        $58,293
                                               ========        ========        =======        =======        =======        =======

----------
(1) Consists of securities issued by institutional mutual funds which primarily invest in short-term U.S. Government securities and mortgage-related securities.

      The table below sets forth certain information regarding the carrying amount, weighted average yields and contractual maturities of BostonFed's short-term investments, debt securities and mortgage-backed securities as of December 31, 2001.

                                                                                         AT DECEMBER 31, 2001
                                                                -------------------------------------------------------------------
                                                                                           MORE THAN ONE         MORE THAN FIVE
                                                                  ONE YEAR OR LESS       YEAR TO FIVE YEARS     YEARS TO TEN YEARS
                                                                ---------------------   --------------------  ---------------------
                                                                             WEIGHTED               WEIGHTED               WEIGHTED
                                                                CARRYING      AVERAGE   CARRYING     AVERAGE  CARRYING      AVERAGE
                                                                 AMOUNT        YIELD     AMOUNT       YIELD    AMOUNT        YIELD
                                                                --------     --------   --------    --------  --------     --------
                                                                                       (DOLLARS IN THOUSANDS)
Daily federal funds sold and short-term investments ......      $ 48,158         1.41%  $     --         --%  $     --          --%
Debt Securities:
   Held to maturity:
      U.S. Government obligations, federal agency
      obligations, and other obligations .................           529         5.48         25        7.50        --           --
                                                                --------                --------              --------
            Total held to maturity .......................           529           --         25          --        --           --
   Available for sale:
      U.S. Government obligations, federal agency
         obligations, and other obligations ..............         1,015         7.28      1,274        7.02     8,019         7.82

               Total debt securities available for sale ..         1,015         7.28      1,274        7.02     8,019         7.82
                                                                --------                --------              --------
Total short-term investments and debt securities .........      $  1,544         4.79   $  1,299        6.88  $  8,019         7.82
                                                                ========                ========              ========
Mortgage-backed securities:
   Held to maturity:
      Ginnie Mae .........................................             4         6.50        687        8.25       379         8.21
      Fannie Mae .........................................      $     45         7.00   $     --          --  $     --           --
      Freddie Mac ........................................           124         7.00         --          --    19,927         5.68
                                                                --------                --------              --------
   Total held to maturity ................................           173         6.99        687        8.25    20,306         5.73
   Available for sale:
      Ginnie Mae .........................................            --           --         --          --        --           --
      Fannie Mae .........................................            --           --         --          --        --           --
      Freddie Mac ........................................         1,450         6.42      1,120        7.01     3,957         5.42
      Privately issued collateralized mortgage obligation             --           --         --          --        --           --
                                                                --------                --------              --------
         Total held for sale .............................         1,450         6.42      1,120        7.01     3,957         5.42
                                                                --------                --------              --------
            Total mortgage-backed securities .............      $  1,623         7.92   $  1,807        7.48  $ 24,263         5.68
                                                                ========                ========              ========

                                                                             AT DECEMBER 31, 2001
                                                                ----------------------------------------------
                                                                 MORE THAN TEN YEARS           TOTAL
                                                                ----------------------  ----------------------
                                                                              WEIGHTED                WEIGHTED
                                                                CARRYING      AVERAGE   CARRYING      AVERAGE
                                                                 AMOUNT        YIELD     AMOUNT         YIELD
                                                                --------      --------  --------      --------
                                                                            (DOLLARS IN THOUSANDS)
Daily federal funds sold and short-term investments ......      $     --           --%  $ 48,158          1.41%
Debt Securities:
   Held to maturity:
      U.S. Government obligations, federal agency
      obligations, and other obligations .................            --            --       554          5.60
                                                                --------                --------
            Total held to maturity .......................            --            --    48,712          1.46
   Available for sale:
      U.S. Government obligations, federal agency
         obligations, and other obligations ..............        14,742          4.66    25,050          5.90
                                                                --------                --------
               Total debt securities available for sale ..        14,742          4.66    25,050          5.90
                                                                --------                --------
Total short-term investments and debt securities .........      $ 14,742          4.66  $121,920          2.35
                                                                ========                ========
Mortgage-backed securities:
   Held to maturity:
      Ginnie Mae .........................................         6,306          7.01     7,376          7.19
      Fannie Mae .........................................      $     --            --  $     45          7.00
      Freddie Mac ........................................        13,350          5.94    33,401          5.79
                                                                --------                --------
   Total held to maturity ................................        19,656          6.28    40,822          6.04
   Available for sale:
      Ginnie Mae .........................................         6,196          6.53     6,196          6.53
      Fannie Mae .........................................        11,869          6.94    11,869          6.94
      Freddie Mac ........................................        56,107          6.38    62,634          6.33
      Privately issued collateralized mortgage obligation         14,223          6.21    14,223          6.21
                                                                --------                --------
         Total held for sale .............................        88,395          6.44    94,922          6.40
                                                                --------                --------
            Total mortgage-backed securities .............      $108,051          6.41  $135,744          6.29
                                                                ========                ========

SOURCES OF FUNDS

      GENERAL. Retail deposits, wholesale brokered deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Board advances are the primary sources of BostonFed's funds for use in lending, investing and for other general purposes.

      DEPOSITS. BostonFed offers a variety of deposit accounts with a range of interest rates and terms. BostonFed's deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. For the year ended December 31, 2001, average core deposits represented 51.9% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. BostonFed's deposits are obtained predominantly from the areas in which its branch offices are located. BostonFed relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions, mutual funds and equity markets significantly affect BostonFed's ability to attract and retain deposits. BostonFed uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area except through the use of wholesale brokered deposits which declined by $26.6 million during 2001 and increased by $17.9 million during 2000.

      The following table presents the deposit activity of BostonFed for the periods indicated:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                       2001           2000           1999
                                                     -------        -------        -------
                                                                (IN THOUSANDS)
Net increase in deposits ....................        $34,869        $47,873        $37,033
Interest credited on deposit accounts .......         30,103         31,725         25,872
                                                     -------        -------        -------
Total increase (decrease) in deposit accounts        $64,972        $79,598        $62,905
                                                     =======        =======        =======

      At December 31, 2001, BostonFed had $58.2 million in certificate accounts in amounts of $100,000 or more (excluding wholesale deposits) maturing as follows:

                                                                            WEIGHTED
                 MATURITY PERIOD                      AMOUNT              AVERAGE RATE
---------------------------------------------         -------      --------------------------
                                                                     (DOLLARS IN THOUSANDS)
Three months or less.........................         $16,492                  4.53%
Over 3 through 6 months......................          18,234                  4.56
Over 6 through 12 months.....................          10,280                  3.94
Over 12 months...............................          13,198                  5.38
                                                      -------
Total........................................         $58,204                  4.63
                                                      =======

      The following table sets forth the distribution of BostonFed's average deposit accounts for the periods indicated and the average cost on each category of deposits presented.

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------------------------
                                                  2001                              2000                          1999
                                     -------------------------------   -----------------------------  ------------------------------
                                                  PERCENT                          PERCENT                        PERCENT
                                                 OF TOTAL                          OF TOTAL                      OF TOTAL
                                      AVERAGE    AVERAGE     AVERAGE    AVERAGE    AVERAGE   AVERAGE   AVERAGE    AVERAGE   AVERAGE
                                      BALANCE    DEPOSITS     COST      BALANCE    DEPOSITS   COST     BALANCE   DEPOSITS    COST
                                     ---------  ----------   -------   ---------  ---------  -------  ---------  --------   --------
                                                                        (DOLLARS IN THOUSANDS)
Money market deposit accounts......  $  54,965      6.45%      2.51%   $  55,796      6.81%    2.86%  $  59,279     8.24%     2.86%
Savings accounts...................    174,651     20.48       2.35      160,118     19.55     2.80     142,399    19.81      2.48
NOW accounts.......................    127,779     14.98       0.58      119,070     14.54     0.76     110,684    15.39      0.80
Non-interest-bearing accounts......     85,209      9.99         --       64,176      7.83       --      49,944     6.95        --
                                     ---------     -----               ---------    ------            ---------   ------
      Total........................    442,604      51,9       1.41      399,160     48.73     1.75     362,306    50.39      1.69
                                     ---------     -----               ---------    ------            ---------   ------

Certificate accounts:
   Less than six months............     57,846      6.78       4.61       25,127      3.07     5.18      25,657     3.57      4.17
   Over six through 12 months......     71,557      8.39       5.01       29,967      3.66     5.41      39,741     5.53      3.63
   Over 12 through 36 months.......    229,028     26.87       6.41      317,884     38.80     6.10     241,689    33.62      6.00
   Over 36 months..................      7,527      0.88       6.20        4,952      0.60     6.12       4,236     0.59      5.82
   IRA/KEOGH (various terms).......     44,161      5.18       5.61       42,101      5.14     5.53      45,345     6.31      5.49
                                     ---------     -----               ---------    ------     ----   ---------   ------
      Total certificate accounts...    410,119      48.1       5.82      420,031     51.27     5.89     356,668    49.61      5.54
                                     ---------     -----               ---------    ------            ---------   ------
         Total average deposits....  $ 852,723     100.0%      3.53    $ 819,191    100.00%    3.87   $ 718,974   100.00%     3.60
                                     =========     =====               =========    ======            =========   ======

      The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2001.

                                                PERIOD TO MATURITY FROM DECEMBER 31, 2001                   AT DECEMBER 31,
                                ----------------------------------------------------------------    -------------------------------
                                LESS THAN     ONE TO        TWO TO        THREE TO     FOUR TO
                                 ONE YEAR    TWO YEARS    THREE YEARS    FOUR YEARS   FIVE YEARS      2001       2000        1999
                                ---------    ---------    -----------    ----------   ----------    --------   ---------   --------
                                                                             (IN THOUSANDS)
Certificate accounts:
0 to 4.00%...................   $  74,452     $21,217       $  5,210      $     352   $       22    $101,253   $      --   $  2,636
4.01 to 5.00%................      69,694      10,705          2,118          2,193        2,709      87,419      25,239    101,858
5.01 to 6.00%................      44,428       8,988          1,433         10,787        8,002      73,638     148,795    158,397
6.01 to 7.00%................      46,889      21,365         24,582          4,375           --      97,211     206,138    136,497
7.01 to 8.00%................      12,282      16,961          5,268          2,081           --      36,592      36,554         --
                                ---------     -------       --------      ---------   ----------    --------   ---------   --------

    Total....................   $ 247,745     $79,236       $ 38,611      $  19,788   $   10,733    $396,113   $ 416,726   $399,388
                                =========     =======       ========      =========   ==========    ========   =========   ========

      BORROWINGS. BostonFed utilizes advances from the Federal Home Loan Bank as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of BostonFed's mortgage loans and mortgage-backed securities and secondarily by BostonFed's investment in capital stock of the Federal Home Loan Bank. Federal Home Loan Bank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, fluctuates from time to time in accordance with the policies of the Office of Thrift Supervision, Office of Comptroller of the Currency and the Federal Home Loan Bank. During the year ended December 31, 2001, BostonFed increased its net borrowings from the Federal Home Loan Bank by $105 million to a balance of $449 million. A portion of the FHLB advances may be called depending on the level of interest rates relative to the interest rate being charged on the applicable call date. Accordingly, if interest rates rise sufficient to trigger the call feature, the Company's net interest margin may be negatively impacted if called advances are replaced by new, higher cost advances.

      The following tables set forth certain information regarding BostonFed's borrowed funds at or for the periods ended on the dates indicated:

                                                            AT OR FOR THE YEAR
                                                            ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                   2001             2000             1999
                                                 --------         --------         --------
                                                           (DOLLARS IN THOUSANDS)
Federal Home Loan Board advances:
    Average balance outstanding .........        $451,868         $363,771         $367,484
    Maximum amount outstanding at
       any month-end during the period ..         467,000          383,954          390,500
    Balance outstanding at end of period          449,000          344,334          384,500
    Weighted average interest rate
       during the period ................            5.56%            6.10%            5.77%
    Weighted average interest rate at end
         of period ......................            5.29%            6.19%            5.80%

                                                            AT OR FOR THE YEAR
                                                            ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                   2001             2000             1999
                                                 --------         --------         --------
                                                           (DOLLARS IN THOUSANDS)
Other Borrowed Money:
    Average balance outstanding .........        $     --         $  2,679         $    365
    Maximum amount outstanding at
       any month-end during the period ..              --            5,000            3,055
    Balance outstanding at end of period               --               --            3,055
    Weighted average interest rate
       during the period ................              -%             9.97%            9.21%
    Weighted average interest rate at end
         of period ......................              -%               -%             9.25%

CORPORATION OBLIGATED MANDATORY REDEEMABLE CAPITAL SECURITIES

      On July 12, 2000, BostonFed sponsored the creation of BFD Preferred Capital Trust I ("Trust I"), a New York common law trust. BostonFed is the owner of all of the common securities of the Trust I. On July 26, 2000, the Trust I issued $10.0 million of its 11.295% Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with BostonFed's $309,000 capital contribution for the Trust I common securities, were used to acquire $10.3 million aggregate principal amount of the company's 11.295% Junior Subordinated notes due July 19, 2030, which constitute the sole asset of the Trust I. BostonFed has, through the Trust I agreement establishing Trust I, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust I's obligations under the Capital Securities.

      On August 18, 2000, BostonFed sponsored the creation of BFD Preferred Capital Trust II ("Trust II"), a statutory business trust created under the laws of Delaware. BostonFed is the owner of all of the common securities of the Trust
II. On September 22, 2000, the Trust II issued $22.0 million of its 10.875% Capital Securities. The proceeds from this issuance, along with BostonFed's $681,000 capital contribution for the Trust II common securities, were used to acquire $22.7 million aggregate principal amount of BostonFed's 10.875% Junior Subordinated Debentures due October 1, 2030, which constitute the sole assets of Trust II. BostonFed has, through the Declaration of Trust and the Amended and Restated declaration of Trust establishing Trust II, the Common Securities and the Capital Securities Guarantee Agreements, the debentures and related Indenture, taken together, fully, irrevocably and unconditionally guaranteed all of Trust II's obligations under the Capital Securities.

SUBSIDIARY ACTIVITIES

      Leader Corporation, incorporated under Massachusetts law, is a wholly owned subsidiary of Boston Federal. During 2001, Boston Federal continued its relationship with Independent Financial Marketing Group ("IFMG"), a third-party marketer (previously owned by Liberty Financial), now owned by Sun Life of Canada, to provide non-FDIC insured alternative investment products in segregated areas of Boston Federal's branches. Under this contract, IFMG leases space from Boston Federal's branch locations and pays rent and a percentage of sales to Leader Corporation.

      Forward Financial was acquired by Boston Federal in December 1999. Forward Financial is incorporated under Massachusetts law and operates as a subsidiary of Boston Federal. It originates loans, primarily direct with consumers purchasing or refinancing manufactured housing, recreational vehicles, and boats. To a lesser extent, Forward Financial originates real estate mortgages near its headquarters for its own portfolio and for sale. Forward Financial operates in approximately 25 states from its headquarters in Northborough, Massachusetts and an office in Las Vegas, Nevada. It sells the vast majority of the consumer loans it originates to third party client lenders.

      Ellsmere Insurance Agency, Inc. was acquired in December 1999 and has limited operations as a subsidiary of Broadway National. It is incorporated under Massachusetts law and holds a corporate broker license in Massachusetts and holds a non-resident broker license in various states where applicable to the conduct of business in these states. It earns fees for customer referrals to insurance companies.

PERSONNEL

      As of December 31, 2001, BostonFed had 345 authorized full-time employee positions and 80 authorized part-time employee positions, for a total of approximately 380 full time equivalents. The employees are not represented by a collective bargaining unit and BostonFed considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

      BostonFed, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations promulgated under the Bank Holding Company Act of 1956, as amended ("BHCA"). In addition, the activities of savings institutions, such as Boston Federal, are governed by the Home Owner's Loan Act ("HOLA") and the Federal Deposit Insurance Act ("FDI Act"). The activities of national banks are generally governed by the National Bank Act and the FDI Act.

      Boston Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (the "FDIC"), as the back-up regulator. Boston Federal's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. Boston Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to providing notice or obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other institutions. Broadway National is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the back-up regulator. Broadway National's deposit accounts are insured up to applicable limits by the Bank Insurance Fund ("BIF"), which is also managed by the FDIC. The OTS and OCC conduct periodic examinations to test Boston Federal's and Broadway National's safety and soundness and compliance with various regulatory requirements. Federal regulations establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination procedures, including procedures with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the OCC, the FDIC or the Congress, could have a material adverse impact on BostonFed, Boston Federal and/or Broadway National and their operations. Certain of the regulatory requirements applicable to BostonFed, Boston Federal and to Broadway National are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to depository institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on BostonFed, Boston Federal and Broadway National.

      Ellsmere Insurance Agency, Inc. is regulated by the insurance regulatory agencies in Massachusetts and in those states in which it holds non-resident insurance agency licenses.

FEDERAL HOME LOAN BANK OF BOSTON

      Both Boston Federal and Broadway National are members of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for stockholder member institutions. The Banks, as stockholders of the Federal Home Loan Bank, are required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Boston Federal and Broadway National were in compliance with this requirement with investments in Federal Home Loan Bank stock at December 31, 2001 of $23.1 million and $832,000 respectively.

      The Federal Home Loan Banks were required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Banks' net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations , revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

HOLDING COMPANY REGULATION

      FEDERAL REGULATION. Due to the acquisition of Broadway National, BostonFed became a bank holding company subject to examination, regulation, and periodic reporting under the BHCA, as administered by the Federal Reserve Bank of Boston ("FRB").

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

      A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services;
(iv) acting as fiduciary, investment or financial advisor; (v) finance leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association, like Boston Federal, provided that the savings association only engages in activities permitted bank holding companies. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OTS for Boston Federal and the OCC for Broadway National. See "Capital Requirements." BostonFed's total and Tier 1 capital exceeds these requirements.

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

FEDERAL BANKING REGULATIONS

      CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital ratio, a 4% core capital ratio (3% for the most highly rated institutions), a 4% risk-based Tier I capital ratio and 8% risk-based total capital ratio. The OTS regulations also require that, in meeting the tangible, core and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as a principal not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (or Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include, among other items, cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. Since adoption, the OTS has deferred implementation of the interest rate risk capital charge.

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

      The following table presents Boston Federal's and Broadway National's capital position at December 31, 2001 relative to regulatory requirements.

                                                                                  FOR CAPITAL
                                                                                   ADEQUACY            TO BE WELL
                                                              ACTUAL               PURPOSES            CAPITALIZED
                                                        ------------------    -------------------   ------------------
                                                         AMOUNT     RATIO      AMOUNT      RATIO     AMOUNT     RATIO
                                                        --------   -------    --------    -------   --------   -------
                                                                             (DOLLARS IN THOUSANDS)
As of December 31, 2001
    Risk-based total capital:
                BostonFed............................   $118,631     13.4%    $70,699       8.0%     $88,374     10.0%
                Boston Federal.......................     90,800     11.7      62,294       8.0       77,868     10.0
                Broadway National....................     10,515     13.4       6,273       8.0        7,841     10.0
    Core capital:
                Boston Federal.......................     81,059      6.3      51,565       4.0       64,456      5.0
    Risk-based Tier I capital:
                BostonFed............................    106,683     12.1      35,350       4.0       53,024      6.0
                Boston Federal.......................     81,059     10.4      31,147       4.0       46,721      6.0
                Broadway National....................      9,553     12.2       3,136       4.0        4,705      6.0
    Tangible capital:
                Boston Federal.......................     81,059      6.3      25,782       2.0       64,456      5.0
    Leverage capital:
                BostonFed............................    106,683      7.4      58,081       4.0       72,601      5.0
                Broadway National....................      9,553      5.9       6,506       4.0        8,132      5.0

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

      Boston Federal's and Broadway National's FDIC assessment rate for fiscal 2001 was 0 basis points. A significant increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of BostonFed. The FDIC announced recently that Banks with BIF-insured deposits face the possibility of an increase in deposit insurance premiums in the second half of 2002. The FDIC expects an increase of no more than 5 basis points. The FDIC's next review of the BIF is expected to occur by May 15, 2002. There can be no assurance that the FDIC will proceed as stated and the assessment may be lower or higher than expected.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. By law, there was equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000. FICO payments during 2001 were $141,000 for Boston Federal and $26,000 for Broadway National. These payments approximated 1.89 basis points of assessable deposits.

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

      LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital, surplus, and allowable general valuation allowance. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. National banks are generally subject to similar loan to one borrower limits. At December 31, 2001, Boston Federal's limit on loans to one borrower was $13.8 million and Broadway National's limit was $1.6 million. At December 31, 2001, Boston Federal's largest aggregate outstanding balance of loans and outstanding commitments to one borrower was $9.1 million and Broadway

National's largest aggregate outstanding balance of loans and outstanding commitments to one borrower was $1.1 million, net of portion sold.

      QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

      A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, Boston Federal maintained approximately 90% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

      National banks may not pay dividends out of their permanent capital and may not, without OCC approval, pay dividends in excess of the total of the Bank's retained net income for the year combined with retained net income for the prior two years. A national bank may not pay a dividend that would cause it to fall below regulatory capital standards. At December 31, 2001, Broadway National met all applicable regulatory capital standards.

      ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in Boston Federal's latest quarterly thrift financial report. The assessments paid by Boston Federal for the fiscal year ended December 31, 2001 totaled approximately $215,000

      National banks pay semi-annual assessments to the OCC to fund its operations based on asset size. Such assessments for Broadway National amounted to approximately $50,000 for the year ended December 31, 2001.

      BRANCHING. OTS regulations permit nationwide branching by federally chartered savings institutions. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

      National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") provided for interstate branching for national banks. Under the Act, interstate branching by merger was authorized on June 1, 1997 unless the state in which the Bank is to branch has enacted a law opting out of interstate branching. Massachusetts did not enact any law opting out of interstate branching. De novo interstate branching is permitted by the Act to the extent the state into which Broadway National is to branch has enacted a law opting-out of authorizing out of state banks to establish de novo branches.

      TRANSACTIONS WITH RELATED PARTIES. The authority of a depository institution to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including BostonFed) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the depository institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, institutions like Boston Federal and Broadway National are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Certain transaction between sister institutions in a holding company are exempt from these requirements.

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

      ENFORCEMENT. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions, the OCC has primary enforcement authority over national banks and both agencies have the authority to bring actions against the respective institutions and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to OTS that enforcement action be taken with respect to a particular savings institution or the OCC with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The FRB has similar enforcement authority with respect to BostonFed. Neither BostonFed nor the Bank are under any enforcement action.

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

      USA PATRIOT ACT. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

FEDERAL RESERVE SYSTEM

      The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $41.3 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.

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

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

      GENERAL. BostonFed and the Banks report their federal income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Boston Federal's reserve for bad debts discussed below. Broadway National also reports its income on a consolidated basis with BostonFed and Boston Federal. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or BostonFed. For its 2001 taxable year, BostonFed is subject to a maximum federal income tax rate of 35%.

      BAD DEBT RESERVES. For tax years beginning prior to December 31, 1995, thrift institutions were allowed to establish a reserve for bad debts and deduct reasonable annual additions to their bad debt reserves. Annual additions to bad debt reserves were calculated using either the experience method or the percentage of taxable income method. Federal legislation effective for tax years beginning after January 1, 1996 eliminated the percentage of taxable income method for all thrift institutions and prohibited thrifts with assets in excess of $500 million from using the reserve method of accounting for bad debts. Boston Federal is, therefore, required to use the specific charge-off method of accounting for bad debts, with loans deducted as they are charged off. In addition, thrifts were required to "recapture" (i.e., take into income) the amounts added to their bad debt reserves for tax years beginning after January 1, 1988.

      Thrift institutions required to change their accounting methods as a result of federal legislation have been permitted to recapture accumulated bad debt reserves ratably over a six-year period, starting with the tax year beginning after December 31, 1995, with a two-year postponement available provided the institution met certain residential loan requirements. BostonFed previously recorded a deferred tax liability equal to the bad debt recapture; as a result, the recapture rules have not affected net income or income tax expenses.

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

      OTHER. Forward Financial files state tax returns in various states it operates in accordance with state tax requirements.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth certain information regarding the executive officers of the Company who are not also directors. All of these executive officers also hold positions with one or more of the Company's subsidiaries. See page 74 of the 2001 Annual Report to Stockholders.

                                AGE AT
NAME                           12/31/01                        POSITION
---------                     ----------    ------------------------------------------------------
John A. Simas..............       52        Executive Vice President, Chief Financial Officer and
                                               Secretary
Mark H. Kellett............       42        Senior Vice President and Treasurer
Stephen F. Kelly...........       54        Senior Vice President and Controller
Janice M. Forster..........       51        Vice President
Dennis J. Furey............       53        Vice President
Dennis G. Kilduff..........       58        Vice President
Barbara A. Martin..........       47        Vice President
Shaun W. McGee.............       46        Vice President
John D. Mullen.............       58        Vice President
Marylea R. Oates...........       55        Vice President

ITEM 2. PROPERTIES.

      The Company conducts its business through Boston Federal and Broadway National which operate through a home office in Burlington, Massachusetts and ten other offices. BostonFed believes its current facilities are adequate to meet the present and immediately foreseeable needs of BostonFed.

                                                                   ORIGINAL                                NET BOOK VALUE OF
                                                                     YEAR                                     PROPERTY OR
                                          LEASED                    LEASED             DATE OF                 LEASEHOLD
                                            OR                        OR                LEASE               IMPROVEMENTS AT
LOCATION                                  OWNED                    ACQUIRED           EXPIRATION           DECEMBER 31, 2001
-------------                            --------                 ----------     --------------------     --------------------
                                                                                                            (In thousands)
ADMINISTRATIVE/BRANCH/HOME OFFICE:

   17 New England Executive Park          Leased                      1988       November, 2008                $  2,791
   Burlington, MA  01803

BRANCH OFFICES:

   980 Massachusetts Avenue               Owned                       1976             --                           411
   Arlington, MA  02174

   60 The Great Road                      Owned                       1971             --                           420
   Bedford, MA  01730

   449 Boston Road                        Leased                      2000             --                         1,325
   Billerica, MA  01821

   75 Federal Street                      Leased                      1988        August, 2003                       64
   Boston, MA  02110

   457 Broadway                           Owned                       1969             --                           976
   Chelsea, MA  02150

   1840 Massachusetts Avenue              Owned                       1960             --                           971
   Lexington, MA  02173

   31 Cross Street                        Owned                       1971             --                           418
   Peabody, MA  01960

   411 Broadway                           Owned                       1977             --                         1,078
   Revere, MA  02150

   200 Linden Street                      Leased                      1973       November, 2003                      83
   Wellesley, MA  02181

   280 Montvale Avenue                    Owned                       2000             --                         1,632
   Woburn, MA 02476

   Forward Financial Co.                  Two locations leased.                                                     126
   360 Church Street                                                                                            -------
   Northboro, MA 01532
      Total.............................                                                                        $10,295
                                                                                                                =======

----------

*     Land is leased.

ITEM 3. LEGAL PROCEEDINGS.

      Except as described below, BostonFed is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to BostonFed's financial condition or results of operations.

      Broadway National was named a defendant in the Superior Court for Suffolk County, Massachusetts, civil action served on April 12, 1999 in a matter captioned "Glyptal, Inc. v. John Hetherton, Jr., Fleet Bank, NA and Broadway National Bank of Chelsea." The suit alleges that an officer of the Plaintiff, Glyptal, embezzled funds from Plaintiff, by making unauthorized transfers from Plaintiff's corporate accounts and subsequently deposited checks drawn on such account into an account at Broadway National. Plaintiff alleges that Broadway National knew or should have known of the alleged fraudulent actions of Plaintiff's officer, and that Broadway National owed a duty to Plaintiff to investigate the transactions and protect Plaintiff from the alleged fraudulent actions. All parties reached a mutually acceptable settlement on March 4, 2002. Broadway National Bank agreed to pay $500,000 in order to settle the suit with the Plaintiff. The settlement agreement is scheduled to be executed by all parties within 30 days and the Company will record the expense in the first quarter of 2002.

      Another action is pending against Diversified (a wholly owned indirect subsidiary of BostonFed Bancorp, Inc.), doing business as Forward Financial Company, in the United States District Court for the Northern District of New York. It was filed by a bank, in New York state court, served on December 1, 2000, and removed to federal court. The bank alleges that Diversified has breached a written agreement between the parties under which Diversified originated loans secured by manufactured homes and then sold and assigned those loans to the bank. The bank claims that Diversified breached express warranties in the agreement, including an alleged warranty that all information in the loan documents supplied by Diversified was true with regard to certain loans. The bank also claims that Diversified committed fraud in connection with some of these loans. On February 6, 2002, the Court denied Diversified's Motion to Dismiss and, at the same time, ruled on the parties' cross-motions for summary judgment. The Court's decision on the motions for summary judgment appears to be ambiguous and inconsistent in certain important respects. The Court's decision does not resolve the case; it does, however, leave Diversified with significant defenses, which Diversified will pursue vigorously. Diversified filed its Answer to the bank's Second Amended Complaint on March 7, 2002, and filed a Motion to Clarify the Court's decision on the summary judgment motions on March 12, 2002. Diversified continues to believe its defenses are strong. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Company may incur with respect to this litigation. Consequently, no loss provision has been recorded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Information relating to the market for BostonFed's common equity and related stockholder matters appearing under "Shareholder Information" in BostonFed's 2001 Annual Report to Shareholders is incorporated herein by reference. Information relating to dividend restrictions for BostonFed's common stock appears under "Regulation and Supervision."

ITEM 6. SELECTED FINANCIAL DATA.

      "Selected Financial Data" in BostonFed's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The "Management Discussion and Analysis of Financial Condition and Results of Operation" in BostonFed's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEMS 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      The above-captioned information is incorporated by reference to pages 9 through 13 of BostonFed's 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The required information is incorporated herein by reference to pages 24 through 72 of BostonFed's 2001 Annual Report to Shareholders.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information regarding directors and executive officers who are also directors of BostonFed is incorporated herein by reference to pages 6 through 8 of BostonFed's Proxy Statement for the Annual Meeting of Shareholders. See also
Part I - Additional Item - Executive Officers of the Registrant.

ITEM 11. EXECUTIVE COMPENSATION.

      Information regarding executive compensation of directors and executive officers is incorporated herein by reference pages 9 through 16 of BostonFed's Proxy Statement for the Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 4 through 6 of BostonFed's Proxy Statement for the Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information relating to certain relationships and related transactions is incorporated herein by reference to pages 16 and 19 of BostonFed's Proxy Statement for the Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)(1) The following Consolidated Financial Statements of BostonFed, included in BostonFed's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8. The rest of the information in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided below.

                                                                          PAGE
Independent Auditors' Report.........................................      24

Consolidated Balance Sheets as of
  December 31, 2001 and 2000.........................................      25

Consolidated Statements of Income for the Years Ended
  December 31, 2001, 2000 and 1999...................................      26

Consolidated Statements of Changes in Stockholders' Equity for
  the Years Ended December 31, 2001, 2000 and 1999...................    27-29

Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2001, 2000 and 1999.............................    30-31

Notes to Consolidated Financial Statements...........................    32-72

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

            3.1         Restated Certificate of Incorporation of BostonFed
                        Bancorp, Inc. (1)
            3.2         BostonFed Bancorp, Inc. Amended and Restated Bylaws as
                        of February 23, 2000 (2)
            4.0         Stock Certificate of BostonFed Bancorp, Inc. (1)
            10.1        Employment Agreement between Boston Federal and David F.
                        Holland and Employment Agreement between BostonFed and
                        David F. Holland (2)
            10.2        Employment Agreement between Boston Federal and David P.
                        Conley and Employment Agreement between BostonFed and
                        David P. Conley (2)
            10.3        Employment Agreement between Boston Federal and John A.
                        Simas and Employment Agreement between BostonFed and
                        John A. Simas (2)
            10.4        Boston Federal Savings Bank Employee Severance
                        Compensation Plan (1)
            10.5        Employee Stock Ownership Plan and Trust (1)
            10.6        BostonFed Bancorp, Inc. 1996 Stock-Based Incentive Plan
                        (3)
            10.7        BostonFed Bancorp, Inc. 1997 Stock Option Plan (4)
            10.8        Boston Federal Savings Bank Defined Benefit Restoration
                        Plan (2)
            10.9        Boston Federal Savings Bank Defined Contribution
                        Restoration Plan (2)
            10.10       Employment Agreement Between Boston Federal and John D.
                        Mullen and Employment Agreement Between BostonFed and
                        John D. Mullen (5)
            10.11       Employment Agreement Between Boston Federal and Shaun W.
                        McGee and Employment Agreement Between BostonFed and
                        Shaun W. McGee (5)
            11.0        Computation of earnings per share (see Consolidated
                        Statements of Income located on page 26 of the 2001
                        Annual Report)
            13.0        2001 Annual Report to Stockholders
            21.0        Subsidiaries of the Registrant
            23.0        Consent of Independent Auditors
            99.0        Proxy Statement for 2002 Annual Meeting previously filed
                        on March 29, 2002 is herein incorporated by reference.

----------
(1) Incorporated herein by reference into this document from the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995. Registration No. 333-94860.
(2) Incorporated herein by reference into this document from the Form 10-K filed on March 30, 2000.
(3) Incorporated herein by reference into this document from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated March 20, 1996.
(4) Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated March 28, 1997.
(5) Incorporated herein by reference into this document from the Form 10-k filed on March 30, 2001.

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

DATED: March 29, 2002

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Name                                   Title                                                Date
        ----                                   -----                                                ----
/s/ David F. Holland                  President and Chief Executive                                 March 29, 2002
--------------------------            Officer and Chairman of the Board
David F. Holland

/s/ David P. Conley                   Director, Executive Vice President,                           March 29, 2002
--------------------------            Assistant Treasurer and Assistant Secretary
David P. Conley

/s/ John A. Simas                     Executive Vice President,                                     March 29, 2002
--------------------------            Corporate Secretary and Chief Financial
John A. Simas                         Officer (Principal financial and accounting officer)

/s/ Gene J. DeFeudis                  Director                                                      March 29, 2002
--------------------------
Gene J. DeFeudis

/s/ Richard J. Fahey                  Director                                                      March 29, 2002
--------------------------
Richard J. Fahey

/s/ Patricia M. Flynn                 Director                                                      March 29, 2002
--------------------------
Patricia M. Flynn

/s/ Kija Kim                          Director                                                      March 29, 2002
--------------------------
Kija Kim

/s/ Joanna T. Lau                     Director                                                      March 29, 2002
--------------------------
Joanna T. Lau

/s/ W. Russell Scott, Jr.             Director                                                      March 29, 2002
--------------------------
W. Russell Scott

/s/ Catherine Friend White            Director                                                      March 29, 2002
--------------------------
Catherine Friend White