Form 10-Q
period 2002-03-31
BOSTONFED BANCORP INC
filed 2002-05-14
CIK 948515

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended:	March 31, 2002

Commission File Number	1-13936

BOSTONFED BANCORP INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1940834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 New England Executive Park, Burlington, Massachusetts	01803

(Address of principal executive offices)	(Zip Code)

(781) 273-0300

(Registrant’s telephone number, including area code)

Not Applicable

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

Yes             No

Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2002: 4,495,503.

BOSTONFED BANCORP INC.
FORM 10-Q
INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001	2

	Consolidated Statements of Operations for the Three Months ended March 31, 2002 and 2001 (unaudited)	3

	Consolidated Statement of Changes in Stockholders’ Equity for the Three Months ended March 31, 2002 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2002 and 2001 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 9

	Average Balances and Yield / Costs	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signature Page		20

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets

Cash and cash equivalents	$83,426	$95,957

Investment securities available for sale (amortized cost of $74,457 at March 31, 2002 and $62,868 at December 31, 2001)	74,398	63,258

Investment securities held to maturity (fair value of $595 at March 31, 2002 and $598 at December 31, 2001)	554	554

Mortgage-backed securities available for sale (amortized cost of $101,223 at March 31, 2002 and $95,139 at December 31, 2001)	100,727	94,922

Mortgage-backed securities held to maturity (fair value of $36,864 at March 31, 2002 and $41,547 at December 31, 2001)	36,284	40,822

Loans held for sale	22,757	24,612

Loans, net of allowance for loan losses of $12,640 and $12,328 at March 31, 2002 and December 31, 2001	1,044,730	1,055,798

Accrued interest receivable	6,803	6,317

Stock in FHLB of Boston and Federal Reserve Bank	24,208	24,208

Premises and equipment	10,244	10,295

Goodwill, net of amortization	17,776	17,776

Other assets	37,853	36,347

Total assets	$1,459,760	$1,470,866

Liabilities and Stockholders’ Equity

Liabilities:

Deposit accounts	$881,213	$884,516

Federal Home Loan Bank advances and other Borrowed Money	439,000	449,000

Corporation-obligated mandatorily redeemable capital securities	32,000	32,000

Advance payments by borrowers for taxes and insurance	2,766	2,614

Other liabilities	10,015	9,348

Total liabilities	1,364,994	1,377,478

Commitments and contingencies

Stockholders’ equity;

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	—	—

Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,483,003 and 4,450,653 shares outstanding at March 31,

2002 and December 31, 2001, respectively)	66	66

Additional paid-in capital	68,914	68,259

Retained earnings	66,052	64,702

Accumulated other comprehensive (loss) income	(340)	105

Less: Treasury stock, at cost (2,106,614 shares and 2,138,964 shares at March 31, 2002 and December 31, 2001, respectively at cost)	(39,354)	(39,158)

Less: Unallocated ESOP shares	(529)	(529)

Less: Unearned Stock-Based Incentive Plan	(43)	(57)

Total stockholders’ equity	94,766	93,388

Total liabilities and stockholders’ equity	$1,459,760	$1,470,866

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars In Thousands, except per share amount)

	Three Months Ended

	3/31/02	3/31/01

	(Unaudited)
Interest income:

Loans	$18,515	$20,890

Mortgage-backed securities	1,886	1,286

Investment securities	982	1,690

Total interest income	21,383	23,866

Interest expense:

Deposit accounts	5,817	8,224

Borrowed funds	5,760	5,414

Corporation obligated mandatorily redeemable capital securities distributions	880	880

Total interest expense	12,457	14,518

Net interest income	8,926	9,348

Provision for loan losses	250	212

Net interest income after provision	8,676	9,136

Non-interest income:

Deposit service fees	637	574

Loan processing and servicing fees	(311)	130

Gain on sale of loans	2,868	1,619

Income from bank owned life insurance	297	306

Gain on sale of investments	240	215

Other	397	356

Total non-interest income	4,128	3,200

Non-interest expense:

Compensation and benefits	5,789	5,452

Occupancy and equipment	1,186	1,092

Data processing	455	439

Advertising expense	233	220

Federal deposit insurance premiums	40	44

Real estate operations	0	3

Amortization of goodwill	0	354

Legal Settlement	500	0

Other	1,528	1,622

Total non-interest expense	9,731	9,226

Income before income taxes	3,073	3,110

Income tax expense	1,051	1,100

Net income	$2,022	$2,010

Basic earnings per share	$0.46	$0.45

Diluted earnings per share	$0.43	$0.42

Basic weighted average shares outstanding	4,398,124	4,497,832

Common stock equivalents due to dilutive effect of stock options	268,776	320,229

Diluted total weighted average shares outstanding	4,666,900	4,818,061

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2002
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

					Accumulated		Unearned
					other		Stock-
		Additional			Comprehensive	Unallocated	Based	Total
	Common	paid-in	Retained	Treasury	income	ESOP	Incentive	stockholders'
	stock	capital	earnings	Stock	(loss)	shares	Plan	equity

Balance at December 31, 2001	$66	68,259	64,702	(39,158)	105	(529)	(57)	93,388

Net income	—	—	2,022	—	—	—	—	2,022

Change in net unrealized gain/(loss) on investments available for sale (net of tax benefit of $284)	—	—	—	—	(445)	—	—	(445)

Total comprehensive income	—	—	—	—	—	—	—	1,577

Cash dividends declared and paid ($0.15 per share)	—	—	(672)	—	—	—	—	(672)

Common Stock repurchased (25,750 shares at an average price of $24.32 per share)	—	—	—	(626)	—	—	—	(626)

Stock options exercised	—	456	—	430	—	—	—	886

Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	—	14	14

Appreciation in fair value of shares charged to expense for compensation plans	—	199	—	—	—	—	—	199

Balance at March 31, 2002	$66	68,914	66,052	(39,354)	(340)	(529)	(43)	94,766

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Net cash flows from operating activities:

Net income	$2,022	$2,010

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation, amortization and accretion, net	482	599

Earned SIP shares	14	37

Appreciation in fair value of shares charged to expense for compensation plans	199	171

Income from bank owned life insurance	(297)	(306)

Provision for loan losses	250	212

Loans originated for sale	(153,036)	(85,066)

Proceeds from sale of loans	157,759	80,391

Gain on sale of premises and equipment	—	(60)

Gain on sale of investment securities	(240)	(215)

Gain on sale of loans	(2,868)	(1,619)

Increase in accrued interest receivable	(486)	(29)

Increase in prepaid expenses and other assets, net	(1,209)	(511)

Increase in accrued expenses and other liabilities, net	950	108

Net cash provided by (used in) operating activities	3,540	(4,278)

Cash flows from investing activities:

Proceeds from sale of investment securities available for sale	690	3,113

Proceeds from maturities of investment securities held to maturity	—	1,000

Proceeds from maturities of investment securities available for sale	—	16,900

Purchase of investment securities available for sale	(12,398)	(23,883)

Purchase of mortgage-backed securities available for sale	(27,243)	(24,960)

Purchase of FHLB and Federal Reserve Stock	—	(25)

Principal payments on mortgage-backed securities available for sale	21,073	941

Principal payments on mortgage-backed securities held to maturity	4,533	2,454

Principal payments on investment securities available for sale	357	150

Decrease (increase) in loans, net	10,818	(5,704)

Purchases of premises and equipment	(338)	(197)

Proceeds from sale of premises	—	343

Additional investment in real estate owned	—	(2)

Net cash used in investing activities	(2,508)	(29,870)

-Continued on next page-

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from financing activities:

Increase (decrease) in deposit accounts	(3,303)	8,663

Repayments of Federal Home Loan Bank advances	(60,511)	(63,964)

Proceeds from Federal Home Loan Bank advances	50,511	96,130

Cash dividends paid	(672)	(604)

Common stock repurchased	(626)	(2,211)

Options exercised, net of taxes	886	41

Increase (decrease) in advance payments by borrowers for taxes and insurance	152	227

Net cash (used in) provided by financing activities	(13,563)	38,282

Net (decrease) increase in cash and cash equivalents	(12,531)	4,134

Cash and cash equivalents at beginning of period	95,957	50,675

Cash and cash equivalents at end of period	$83,426	$54,809

Supplemental disclosure of cash flow information:

Payments during the period for:

Interest	$12,327	$14,837

Taxes	$42	$138

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

         The unaudited consolidated financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 of BostonFed Bancorp, Inc., (“BostonFed” or the “Company”) and its wholly-owned subsidiaries, Boston Federal Savings Bank (“BFS”), Broadway National Bank (“BNB”), BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2001.

         The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. As of January 1, 2002, the Company performed the required transition impairment test of goodwill and determined that no impairment adjustment was required as of the date of adoption. Goodwill of a reporting unit shall be tested for impairment at least on an annual basis and between annual tests in certain circumstances. The impairment evaluation requires the Company to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The difference between the implied fair value and the carrying value of the goodwill is the amount of the impairment. At March 31, 2002, the Company had $17.8 million of goodwill on its balance sheet and recorded no amortization of goodwill during the quarter. The adoption of this Statement increased basic and diluted earnings per share by approximately $.05 for the quarter ended March 31, 2002.

         The Company also maintains an additional intangible asset, Originated Mortgage Servicing Rights (“OMSR”), which represent the present value of future loan servicing fees, net of expected costs to service, based on certain assumptions. During the quarter ended March 31, 2002, the Company added $1.6 million, with an expected weighted average life of 5.36 years, to the OMSR. The balance of OMSR at March 31, 2002 was $7.5 million with an expected weighted average life of 5.42 years.

NOTE 2: COMMITMENTS, CONTINGENCIES AND CONTRACTS

At March 31, 2002, the Company had commitments of $75.3 million to originate mortgage loans and $2.5 million to purchase loans from correspondent lenders. Of these $77.8 million commitments, $70.1 million were adjustable rate mortgage loans with interest rates ranging from 4.50% to 9.00% and $7.70 million were fixed rate mortgage loans with interest rates ranging from 5.88% to 8.88%. The Company also had commitments to sell $64.3 million of mortgage loans.

At March 31, 2002, the Company was servicing first mortgage loans of approximately $995.8 million, which are either partially or wholly-owned by others.

NOTE 3: LEGAL SETTLEMENT

         During the quarter ended March 31, 2002, the Company settled a lawsuit, which had been filed against its subsidiary, Broadway National Bank. The Company incurred a cost of $500,000 during the quarter to settle the lawsuit, resulting in a reduction in earnings per share of approximately $.07.

NOTE 4: BUSINESS SEGMENTS

         The Company’s wholly-owned bank subsidiaries, BFS and BNB (collectively “the Banks”), have been identified as reportable operating segments in accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II, wholly-owned subsidiaries of the Company, and various subsidiaries of the Banks did not meet the quantitative thresholds for determining reportable segments. The Banks provide general banking services to their customers, including deposit accounts, residential, commercial, consumer and business loans. Each Bank also invests in mortgage-backed securities and other financial instruments. In addition to its own operations, the Company provides managerial expertise and other professional services to its various subsidiaries. The results of the Company, BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II comprise the “other” category.

         The Company evaluates performance and allocates resources based on the Banks’ net income, net interest margin, return on average assets and return on average equity. The Banks follow generally accepted accounting principles as described in the summary of significant accounting policies. The Company and Banks have inter-company expense and tax allocation agreements. These inter-company expenditures are allocated at cost. Asset sales between the Banks were accounted for at current market prices at the time of sale and approximated cost.

         Each Bank is managed separately. BNB is managed by a President and CEO, who reports directly to the Company’s CEO and BNB’s Board of Directors. BFS is managed by a CEO, who is also the Company’s CEO, and reports directly to BFS’ and the Company’s Board of Directors.

         The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

(Dollars In Thousands)

			TOTAL
			REPORTABLE			CONSOLIDATED
	BFS	BNB	SEGMENTS	OTHER	ELIMINATIONS	TOTALS

At or for the three-months ended March 31, 2002:

Interest income	$19,302	2,001	21,303	1,082	(1,002)	21,383

Interest expense	11,172	499	11,671	1,788	(1,002)	12,457

Provision for loan losses	225	25	250			250

Non-interest income	3,542	346	3,888	240		4,128

Non-interest expense	7,805	1,722	9,527	204		9,731

Income tax expense	1,245	29	1,274	(223)		1,051

Net income	2,397	72	2,469	(447)		2,022

Total assets	1,290,609	166,704	1,457,313	165,130	(162,683)	1,459,760

Net interest margin	2.73%	4.21%	n.m	n.m.	n.m.	2.66%

Return on average assets	.75%	.18%	n.m	n.m.	n.m.	.56%

Return on average equity	9.69%	2.26%	n.m	n.m.	n.m.	8.39%

At or for the three-months ended March 31, 2001:

Interest income	$21,489	2,362	23,851	1,239	(1,224)	23,866

Interest expense	13,296	657	13,953	1,789	(1,224)	14,518

Provision for loan losses	175	37	212			212

Non-interest income	2,755	276	3,031	214	(45)	3,200

Non-interest expense	7,926	1,166	9,092	179	(45)	9,226

Income tax expense	1,005	265	1,270	(170)		1,100

Net income	1,842	513	2,355	(345)		2,010

Total assets	1,206,745	155,612	1,362,357	160,759	(154,454)	1,368,662

Net interest margin	2.99%	5.27%	n.m	n.m.	n.m.	3.04%

Return on average assets	.63%	1.37%	n.m	n.m.	n.m.	.61%

Return on average equity	8.36%	15.94%	n.m	n.m.	n.m.	8.70%

n.m. = not meaningful

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yields / Costs
(Unaudited)

For the quarter ended March 31:

	2002			2001

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
Assets:

Interest-earning assets:

Investment securities (1)	$121,468	$982	3.23%	$99,491	$1,690	6.79%

Loan, net and loans held for sale (2)	1,087,175	18,515	6.81%	1,051,417	20,890	7.95%

Mortgage-backed securities (3)	131,977	1,886	5.72%	78,491	1,286	6.55%

Total interest-earning assets	1,340,620	21,383	6.38%	1,229,399	23,866	7.77%

Non-interest-earning assets	111,663			97,924

Total assets	$1,452,283			$1,327,323

Liabilities and Stockholders’ Equity:

Interest-bearing Liabilities:

Money market deposit accounts	$59,077	241	1.63%	$54,949	388	2.82%

Savings accounts	183,707	669	1.46%	168,929	1,273	3.01%

NOW accounts	134,701	109	0.32%	124,162	235	0.76%

Certificate accounts	391,697	4,798	4.90%	416,059	6,328	6.08%

Total	769,182	5,817	3.03%	764,099	8,224	4.31%

Borrowed Funds (4)	439,536	5,760	5.24%	356,184	5,414	6.08%

Corporation-obligated mandatorily redeemable capital securities	32,000	880	11.00%	32,000	880	11.00%

Total interest-bearing liabilities	1,240,718	12,457	4.02%	1,152,283	14,518	5.04%

Non-interest-bearing liabilities	115,134			82,602

Total liabilities	1,355,852			1,234,885

Stockholders’ equity	96,431			92,438

Total liabilities and stockholders’ equity	$1,452,283			$1,327,323

Net interest rate spread (5)		$8,926	2.36%		$9,348	2.73%

Net interest margin (6)			2.66%			3.04%

Ratio of interest-earning assets to interest-bearing liabilities	108.05%			106.69%

(1)	Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.

(2)	Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.

(3)	Includes mortgage-backed securities available for sale and held to maturity.

(4)	Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company’s FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.21% and 6.07% for the three months ended March 31, 2002 and March 31, 2001, respectively.

(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Item 2.	MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. GENERAL

         In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Generally, verbs in the future tense and the words, “believe”, “expect”, “anticipate”, “intends”, “opinion”, “potential”, and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements, the allowance for losses discussion, subsequent events and any quantitative and qualitative disclosure about market risk. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors and the effects of war or terrorist activities affecting the Company’s operations, markets, products, services and prices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

         The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

         The Company, headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for BFS, in connection with the conversion of BFS from a mutual to a stock form of ownership. The Company later acquired BNB, a nationally-chartered commercial bank, as its wholly-owned subsidiary in February 1997. In December 1999, the Company acquired Diversified Ventures, Inc., d/b/a Forward Financial Company (“Forward Financial”) and Ellsmere Insurance Agency, Inc. (“Ellsmere”). Forward Financial operates as a subsidiary of BFS and Ellsmere has limited operations as a subsidiary of BNB.

         The Company’s business has been conducted primarily through its wholly-owned subsidiaries of BFS and BNB (collectively, the “Banks”). BFS operates its administrative/bank branch office located in Burlington, Massachusetts and its eight other bank branch offices located in Arlington, Bedford, Billerica, Boston, Lexington, Peabody, Wellesley and Woburn, all of which are located in the greater Boston metropolitan area. BFS’ subsidiary, Forward Financial, maintains its headquarters in Northborough, Massachusetts and operates in approximately one-half the states of the nation. BNB operates two banking offices in Chelsea and Revere, both of which are also in the greater Boston metropolitan area. Through its subsidiaries, the Company attracts retail deposits from the general public and invests those deposits and other borrowed funds in loans, mortgage-backed securities, U.S. Government and federal agency securities and other securities. The Company originates mortgage loans for its investment portfolio and for sale and generally retains the servicing rights of loans it sells. Additionally, the Company originates chattel mortgage loans, substantially all of which are sold in the secondary market, servicing released. Loan sales are made from loans held in the Company’s portfolio designated as being held for sale or originated for sale during the period. The Company’s revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, gains on sale of loans and service fees. The Company’s primary sources of funds are deposits, principal and interest payments on loans, investments, mortgage-backed securities, Federal Home Loan Bank of Boston (“FHLB”) advances and proceeds from the sale of loans.

         The Company’s results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits, borrowings and corporation obligated mandatorily redeemable capital securities distributions. (“trust preferred securities”) expense. Results of operations are also affected by the Company’s provision for loan losses, investment activities, gains or losses on sale of loans, fees and amortization or adjustments to originated mortgage servicing rights. The Company’s non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, advertising, data processing expense, and other expenses. Results of operations of the Company are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

         Each of the Banks is considered a business segment and accordingly, the Company has complied with the segment reporting requirement in Note 3 of this document and in discussion herein as appropriate. As a result of the acquisition of BNB, the Company became a bank holding company subject to regulation by the Federal Reserve Bank (“FRB”). BFS is regulated by the Office of Thrift Supervision (“OTS”) and BNB is regulated by the Office of the Comptroller of the Currency (“OCC”).

B. FINANCIAL CONDITION

         Total assets at March 31, 2002 were $1.460 billion, compared to $1.471 billion at December 31, 2001, a decrease of $11.0 million. Increased balances in investment securities available for sale and mortgage-backed securities available for sale were more than offset by decreases in cash and cash equivalents and loan, net. Cash and cash equivalents declined by $12.5 million as funds were used to repay maturing advances from the FHLB. Investment securities available for sale increased by $11.1 million, to a balance of $74.4 million at March 31, 2002 due primarily to additional purchases of $5.1 million of corporate bonds and a $5.3 million increase in a mutual fund, which invests in short duration securities. Mortgage-backed securities available for sale increased from $94.9 million at December 31, 2001 to $100.1 million at March 31, 2002 due primarily to the purchase of various collateralized mortgage obligations (“CMO’s”). Loans, net, declined by $11.1 million as the Company continued to sell essentially all fixed-rate mortgage loans and a portion of adjustable-rate loans originated during the quarter ended March 31, 2002.

         The Company’s loan portfolio was comprised of the following at:

	3/31/02	12/31/01

	(Unaudited)
Mortgage Loans:

Residential 1-4 family	$733,003	$763,599

Multi-family	21,016	25,904

Construction and Land	94,285	99,337

Commercial Real Estate	128,416	107,767

	976,720	996,607

Consumer and other loans:

Home equity and improvement	73,775	66,539

Secured by deposits	623	678

Consumer	2,871	3,439

Business	25,083	28,103

	102,352	98,759

Total loans, gross	1,079,072	1,095,366

Allowance for loan losses	(12,640)	(12,328)

Construction loans in process	(24,872)	(30,264)

Net unearned discount on loans purchased	45	48

Deferred loan origination costs	3,125	2,976

Loans, net	1,044,730	1,055,798

         Management believes the allowance is adequate to absorb probable loan losses. Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers’ ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance based on their judgments about information available to them at the time of their examination.

         While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is affected by changes in market conditions.

         As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is “sub-standard.” At March 31, 2002, the Company classified $7.4 million of loans ($6.6 million at BFS and $787,000 at BNB) as sub-standard compared to $2.7 million ($1.8 million of BFS and $911,000 of BNB) at December 31, 2001. The vast majority of the increase in sub-standard loans was due to the transfer of three loans, which in the aggregate amounted to $4.3 million in one borrower relationship, from special mention to sub-standard. Non-performing assets at March 31, 2002 amounted to $5.4 million or .37% of total assets, compared to $1.2 million, or .08% of total assets, at December 31, 2001. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at March 31, 2002 was sufficient to provide for anticipated losses inherent in the loan portfolio.

         The Company’s allowance for loan losses at March 31, 2002 was $12.6 million, which represented 236% of non-performing loans or 1.17% of total loans, compared to $12.3 million at December 31, 2001, or 1,065% of non-performing loans and 1.13% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $331.1 million at December 31, 2001 to approximately $345.4 million at March 31, 2002.

         The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $145,000 and $18,000 for the three-month periods ended March 31, 2002 and 2001, respectively. The amount of interest income that was recorded on these loans was $1,000 and $5,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

         At March 31, 2002, there were 4 loans characterized as impaired. During the three-months ended March 31, 2002, the average recorded value of impaired loans was $1.06 million, $4,000 interest income was recognized and $127,000 of interest income would have been recognized under the loans’ original terms.

         At March 31, 2002 and at December 31, 2001, the Company had $29,000 and $31,000 in other repossessed assets, respectively. Further at March 31, 2002, the Company also had restructured real estate loans amounting to $202,000 for which interest is being recorded in accordance with the loans’ restructured terms. The amount of the interest income lost on these restructured loans is not material to the Company’s financial statements.

         Deposit accounts declined by $3.3 million, from $884.5 million at December 31, 2001 to a $881.2 million at March 31, 2002 as the Company experienced net deposit outflow during the quarter.

         The following is a summary of deposit balances by type at:

	3/31/02	12/31/01

	(Unaudited)
NOW	$136,061	$138,528

Regular & Statement Savings	190,687	180,966

Money Market	58,929	58,133

Demand Deposits & Official Checks	102,206	110,776

Total Noncertificate Accounts	487,883	488,403

Certificate Accounts:

3 to 6 months	63,442	65,507

1 to 3 years	224,578	233,275

Greater than 3 years	59,558	53,701

IRA/KEOGH	45,752	43,630

Total Certificate Accounts	393,330	396,113

	881,213	884,516

Expected maturity of certificate accounts:

Within one year	225,659	247,745

One to two years	87,959	79,236

Two to three years	55,272	38,611

Over three years	24,440	30,521

	393,330	396,113

         Federal Home Loan Bank advances and other borrowings declined by $10.0 million, to a balance of $439.0 million at March 31, 2002 from a balance of $449.0 million at December 31, 2002 as excess liquidity was used to repay maturing advances.

C. LIQUIDITY AND CAPITAL RESOURCES

         The primary source of cash flow for the Company is dividend payments from BFS and BNB, sales and maturities of investment securities and, to a lesser extent, earnings on deposits held by the Company. Dividend payments have primarily been used to fund stock repurchase programs, pay dividends to stockholders, interest on trust preferred securities and other operating expenses of the Company. The ability of BFS and BNB to pay dividends and other capital distributions to the Company is generally limited by OTS and OCC regulations, respectively. Additionally, the OTS and OCC may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons. As of March 31, 2002, BFS and BNB had $21.2 million of dividends that could be paid to the Company without regulatory approval and the Company had $3.8 million of securities available for sale and $13.1 million cash or cash equivalents. Any dividend by BFS or BNB beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS or the OCC. To the extent BFS or BNB were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities. The Banks’ primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, sales of loans, sales or maturities of investments, mortgage-backed and related securities and borrowing from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Management has maintained adequate liquidity so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. Neither the OTS nor the OCC provide specific guidance for liquidity ratios for BFS and BNB, respectively, but do require the Banks to maintain reasonable and prudent liquidity levels. Management believes such levels are being maintained.

         The Company’s and Bank’s most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.

         Liquid assets for the periods indicated, consisted of the following:

	March 31, 2002	December 31, 2001

	(In Thousands)
Cash and cash equivalents	$83,426	95,957

Investment Securities available for sale	74,398	63,258

Mortgage-backed securities available for sale	100,727	94,922

Loans held for sale	22,757	24,612

Total liquid assets	$281,308	$278,749

         These amounts represent 19.3% and 19.0% of the Company’s total assets at March 31, 2002 and December 31, 2001, respectively.

         The Banks have other sources of liquidity if a need for additional funds arises, including FHLB advances, wholesale-brokered deposits and repurchase agreements (collateralized borrowings). At March 31, 2002, the Banks had $439.0 million in advances outstanding from the FHLB and had, with existing collateral, an additional $131.9 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied 1-4 family loans, multi-family and commercial loans. The Banks generally do not pay the highest deposit rates in their market and accordingly utilize alternative sources of funds such as FHLB advances and wholesale brokered deposits to supplement cash flow needs.

         At March 31, 2002, the Banks had commitments to originate loans and unused outstanding lines of credit totaling $234.0 million. The Banks anticipate that they will have sufficient funds available to meet their current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from March 31, 2002, totaled $225.7 million.

         At March 31, 2002, the consolidated stockholders’ equity to total assets ratio was 6.5%. As of March 31, 2002, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company’s consolidated total risk-based capital, tier 1 risk-based capital and tier 1 leverage capital ratios were 13.4%, 12.0% and 7.5%, respectively. BFS’s tier 1 (core) capital, total risk-based, capital, tier 1 risk-based and tangible equity capital ratios were 6.6%, 11.5%, 10.3% and 6.6%, respectively. BNB’s risk-based total capital, risk-based tier 1 capital and leverage capital ratios were 12.3%, 11.1% and 5.8%, respectively.

D. COMPARISON OF THREE-MONTHS ENDED MARCH 31, 2002 AND 2001

GENERAL

         Earnings for the quarter ended March 31, 2002 were $2.0 million, or $.46 basic and $.43 diluted on an earnings per share basis, compared to earnings of $2.0 million, or $.45 basic and $.42 diluted earnings per share for the first quarter of 2001. The Company’s annualized return on average assets was .56% and the annualized return on average stockholders’ equity was 8.39% during the three-months ended March 31, 2002, compared to .61% and 8.70%, respectively, for the three-months ended March 31, 2001 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

   Interest Income

         Total interest income on interest-earning assets for the quarter ended March 31, 2002 declined by $2.5 million, or 10.4%, to $21.4 million, compared to the quarter ended March 31, 2001. The decrease in interest income was due to a 139 basis point decline in the average yield on interest earning assets, partially offset by the earnings on the $111.2 million increase in interest-earning assets. The average yield on interest-earning assets declined to 6.38% for the three-months ended March 31, 2002 from 7.77% for the three-months ended March 31, 2001. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indexes resulting from the Federal Reserve induced decline in market interest rates during 2001.

         Interest income on loans, net, for the quarter ended March 31, 2002 declined by $2.4 million, or 11.5%, to $18.5 million compared to $20.9 million for the comparable quarter in 2001. The decrease in interest income from loans, net, for the current three-month period was due to the 114 basis point decline in the average yield, partially offset by a $35.8 million increase in the average balance of loans, net. The average yield on loans, net for the three-months ended March 31, 2002 was 6.81%, compared to an average yield of 7.95% for the three-months ended March 31, 2001.

         Interest on mortgage-backed securities for the quarter ended March 31, 2002 increased to $1.9 million, compared to $1.3 million for the quarter ended March 31, 2001. The increase was due to growth in average balances, partially offset by declines in average yields. The average balance of mortgage-backed securities grew from $78.5 million for the quarter ended March 31, 2001 to an average of $132.0 million during the current quarter. Yields declined from 6.55% to 5.72% for the quarters ended March 31, 2002 and 2001, respectively. The increase in average balances was primarily attributable to the acquisition of collateralized mortgage obligations (“CMO’s”). These investments were purchased as part of the Company’s effort to leverage the trust-preferred securities, which are classified as capital for regulatory purposes.

         Income from investment securities was $982,000 for the three-months ended March 31, 2002, compared to $1.7 million for the prior year quarter. The average balance of investment securities increased to 121.5 million for the three-months ended March 31, 2002, compared to $99.5 million for the prior year quarter. The decline in income was caused by a reduction in the average yield, which declined from 6.79% for the three-months ended March 31, 2001 to 3.23% for the current quarter. The reduction in yields on investment securities is also reflective of the declines in market interest rates, especially the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits.

   Interest Expense

         Total interest expense on interest-bearing liabilities for the quarter ended March 31, 2002 declined by $2.0 million, or 13.8%, to $12.5 million compared to $14.5 million for the quarter ended March 31, 2001. The decrease in interest expense for the quarter ended March 31, 2002 was primarily due to a 102 basis point reduction in the average cost of interest bearing liabilities, offset somewhat by the interest cost applicable to an $88.4 million increase in the average balance of interest-bearing liabilities, which averaged $1.241 billion during the current quarter, compared to an average balance of $1.152 billion during the quarter ended March 31, 2001. The average cost of interest-bearing liabilities decreased to 4.02% during the quarter ended March 31, 2002, compared to 5.04% for last year’s comparable quarter. The Company’s cost of interest bearing liabilities has declined slower than overall market interest rates as approximately one-half of the Company’s deposits are core deposits. These deposits were already earning low interest rates and such rates and market conditions precluded further substantial declines in the interest paid on these accounts.

         Interest expense on deposit accounts was $5.8 million for the quarter ended March 31, 2002, a decrease of $2.4 million from the $8.2 million for the quarter ended March 31, 2001. The decrease in interest expense on deposit accounts resulted primarily from a 128 basis point decrease in the average cost of deposits. For the three-months ended March 31, 2002, the average cost of deposits was 3.03%, compared to 4.31% for the three-months ended March 31, 2001. Average balances of deposit accounts, at $769.2 million, were $5.1 million higher during the quarter ended March 31, 2002, compared to average balances of $764.1 million for the prior year quarter.

         Interest expense on borrowed funds was $5.8 million for the three-months ended March 31, 2002, compared to $5.4 million for the three-months ended March 31, 2001. The increase in interest expense on borrowed funds was due to the effects of higher average balances offset by a decline in the average cost of borrowed funds. The average balance of borrowed funds was $439.5 million in the current quarter, an increase of $83.4 million compared to an average balance of $356.2 million for the quarter ended March 31, 2001. The average cost of borrowed funds was 5.24% for the three-months ended March 31, 2002, a decline of 84 basis points compared to the 6.08% cost of borrowed funds for the three-months ended March 31, 2001.

   Net Interest Income

         Net interest income during the first quarters of 2002 and 2001 was $8.9 million and $9.3 million, respectively, as pressure on net interest margins continued. The net interest rate spread declined from 2.73% for the quarter ended March 31, 2001, to 2.36% for the current quarter. The net interest margin for the quarter ended March 31, 2002 was 2.66%, compared to 3.04% for the prior year’s first quarter. Due to market conditions, the Company has not been able to lower interest rates on deposit accounts and borrowings to the same degree that prime-based and treasury-indexed asset yields have fallen. While market interest rates appear to have stabilized, the Company cannot predict when interest rates will rise to more normal levels and whether such increases will result in higher net interest margins.

   Provision for Loan Losses

         The Company’s provision for loan losses was $250,000 for the quarter ended March 31, 2002, compared to $212,000 for the comparable quarter last year. The allowance for loan losses increased from $12.3 million at December 31, 2001 to $12.6 million at March 31, 2002 due to this quarter’s provision, net of charge-offs/recoveries. The Company believes that the allowance for loan losses is at a reasonable level based on its current evaluation. The Company maintains an allowance for losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the quarter ended March 31, 2002:

Balance at December 31, 2001	$12,328

Loss provision	250
Recoveries	66
Charge-offs	(4)

Balance at March 31, 2002	$12,640

   Non-Interest Income

         Total non-interest income increased to $4.1 million for the quarter ended March 31, 2002, compared to $3.2 million for the quarter ended March 31, 2001 due primarily to an increase in gain on sale of loans. Gain on sale of loans was $2.9 million during the quarter ended March 31, 2002, compared to $1.6 million during the prior year quarter. The increased gains resulted from a continuation of high volumes of mortgage loan sales, made possible by the volume of lending activity in the current low interest rate environment. Gain on sale of manufactured housing loans at Forward Financial was $1.1 million in the quarters ending March 31, 2002 and 2001. Deposit service fees increased from $574,000 in the quarter ended March 31, 2001, to $637,000 in the current quarter. The increase was primarily due to higher levels of deposit account services activity. Loan processing and servicing fees were a negative $311,000 in the quarter ended March 31, 2002 compared to income of $130,000 for the quarter ended March 31, 2001 due to adjustments for the impairment of originated mortgage servicing rights (“OMSR”). Adjustments to the OMSR were necessary due to the higher than expected levels of prepayments during the current quarter of loans serviced by the Company.

   Non-Interest Expense

         Total non-interest expenses increased to $9.7 million for the quarter ended March 31, 2002 from $9.2 million for the quarter ended March 31, 2001 due primarily to the effect of the Company’s subsidiary BNB, agreeing with a mediator’s recommendation in settling a lawsuit at a cost of $500,000. There was no goodwill amortization during the current quarter in accordance with Financial Accounting Standard No. 142. Amortization of goodwill amounted to $354,000 during the quarter ended March 31, 2001.

         Income tax expense for each of the quarters ended March 31, 2002 and 2001 was approximately $1.1 million. The effective income tax rate was 34.2% during the current quarter, compared to 35.4% for the quarter ended March 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         One of the principal market risks affecting the Company is interest rate risk. The objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors’ approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company’s Board of Directors has established a management Asset/Liability Committee that is responsible for reviewing the Company’s asset/ liability policies and interest rate risk position. The Committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

         In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one- to four-family mortgage loans; (2) generally selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 15 years while generally retaining the servicing rights thereof; (3) primarily investing in investment securities or mortgage- backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing FHLB advances to replace rate sensitive retail deposits. A portion of the FHLB advances may be called depending on the level of interest rates relative to the interest rate being charged at the applicable call date. Accordingly, if interest rates rise sufficient to trigger the call feature, the Company’s net interest margin may be negatively impacted if called advances are replaced by new, higher cost advances.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Company’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. These differences are a primary component of the risk to net interest income. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income.

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

         At March 31, 2002, the Company’s one year gap was a positive 5.2% of total assets, compared to a positive 6.8% of total assets at December 31, 2001.

         The Company’s interest rate sensitivity is also monitored by management through the use of a model which internally generates estimates of the change in net portfolio value (“NPV”) over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

         As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results. See the Company’s Form 10-K for the year ended December 31, 2001 for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 2001.

PART II — OTHER INFORMATION

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

         An action is pending against Forward Financial, in the United States District Court for the Northern District of New York. It was filed by a bank, in New York state court, served on December 1, 2000, and removed to federal court. The bank alleges that Forward Financial has breached a written agreement between the parties under which Forward Financial originated loans secured by manufactured homes and then sold and assigned those loans to the bank. The bank claims that Forward Financial breached express warranties in the agreement, including an alleged warranty that all information in the loan documents supplied by Forward Financial was true with regard to certain loans. The bank also claims that Forward Financial committed fraud in connection with some of these loans. The bank seeks damages for breaches of warranty. On February 6, 2002, the Court denied Forward Financial’s Motion to Dismiss and, at the same time, ruled on the parties’ cross-motions for summary judgment. The Court’s decision on the motions for summary judgment appears to be ambiguous and inconsistent in certain important respects. The Court’s decision does not resolve the case; it does, however, leave Forward Financial with significant defenses, which Forward Financial will pursue vigorously. Forward Financial filed its Answer to the bank’s Second Amended Complaint on March 7, 2002, and filed a Motion to Clarify the Court’s decision on the summary judgment motions on March 12, 2002. Forward Financial continues to believe its defenses are strong. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Company may incur with respect to this litigation. Consequently, no loss provision has been recorded.

         During the quarter ended March 31, 2002, the Company settled a lawsuit in which its subsidiary, BNB, had been named a defendant. The civil action was served on April 12, 1999 in a matter captioned “Glyptal, Inc. v. John Hetherton, Jr., Fleet Bank, NA and Broadway National Bank of Chelsea.” The suit alleged that an officer of the Plaintiff, Glyptal, embezzled funds from Plaintiff, by making unauthorized transfers from Plaintiff’s corporate accounts and subsequently deposited checks drawn on such account into an account at BNB. Plaintiff alleged that Broadway National knew or should have known of the alleged fraudulent actions of Plaintiff’s officer, and that BNB owed a duty to Plaintiff to investigate the transactions an protect Plaintiff from the alleged fraudulent actions. A mediator facilitated the parties reaching a mutually acceptable settlement on March 4, 2002. BNB paid $500,000 in order to settle the suit with the Plaintiff.

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

         *     Incorporated herein by reference into this document from Exhibits 3.1 and 4.0 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860

         **     Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed on March 29, 2002.

(b) Reports on Form 8-k

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTONFED BANCORP, INC. (Registrant)

Date: May 14, 2002	By:	/s/ David F. Holland

David F. Holland President and Chief Executive Officer

Date: May 14, 2002	By:	/s/ John A. Simas

John A. Simas Executive Vice President, Chief Financial Officer and Corporate Secretary