Form 10-Q
period 2002-06-30
BOSTONFED BANCORP INC
filed 2002-08-14
CIK 948515

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended:	June 30, 2002

Commission File Number	1-13936

BOSTONFED BANCORP INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1940834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 New England Executive Park, Burlington, Massachusetts	01803

(Address of principal executive offices)	(Zip Code)

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

Number of shares of common stock, par value $.01 per share,
outstanding as of July 31, 2002: 4,482,896.

BOSTONFED BANCORP INC.
FORM 10-Q
INDEX

Page

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001	2

Consolidated Statements of Operations for the Three and Six Months ended June 30, 2002 and 2001 (unaudited)	3

Consolidated Statement of Changes in Stockholders’ Equity for the Three and Six Months ended June 30, 2002 (unaudited)	4

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2002 and 2001 (unaudited)	5 - 6

Notes to Consolidated Financial Statements	7 - 9

Average Balances and Yield / Costs	10 - 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

PART II-OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Changes in Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

Signature Page	22

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Cash and cash equivalents	$54,103	$95,957

Investment securities available for sale (amortized cost of $79,421 at June 30, 2002 and $62,868 at December 31, 2001)	79,792	63,258

Investment securities held to maturity (fair value of $596 at June 30, 2002 and $598 at December 31, 2001)	554	554

Mortgage-backed securities available for sale (amortized cost of $135,370 at June 30, 2002 and $95,139 at December 31, 2001)	136,166	94,922

Mortgage-backed securities held to maturity (fair value of $33,934 at June 30, 2002 and $41,547 at December 31, 2001)	32,823	40,822

Loans held for sale	14,392	24,612

Loans, net of allowance for loan losses of $13,041 and $12,328 at June 30, 2002 and December 31, 2001	1,102,096	1,055,798

Accrued interest receivable	7,249	6,317

Stock in FHLB of Boston and Federal Reserve Bank	24,208	24,208

Premises and equipment	10,605	10,295

Goodwill, net of amortization	17,776	17,776

Other assets	39,677	36,347

Total assets	$1,519,441	$1,470,866

Liabilities and Stockholders’ Equity

Liabilities:

Deposit accounts	$915,573	$884,516

Federal Home Loan Bank advances and other Borrowed Money	461,877	449,000

Corporation-obligated mandatorily redeemable capital securities	32,000	32,000

Advance payments by borrowers for taxes and insurance	2,181	2,614

Other liabilities	10,247	9,348

Total liabilities	1,421,878	1,377,478

Commitments and contingencies

Stockholders’ equity;

Preferred stock, $.01 par value, 1,000,000 shares authorized; none issued	-- --	-- --

Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,482,096 and 4,450,653 shares outstanding at June 30, 2002 and December 31, 2001, respectively)	66	66

Additional paid-in capital	68,773	68,259

Retained earnings	67,917	64,702

Accumulated other comprehensive income	712	105

Less: Treasury stock, at cost (2,166,694 shares and 2,138,964 shares at June 30, 2002 and December 31, 2001, respectively at cost)	(39,345)	(39,158)

Less: Unallocated ESOP shares	(529)	(529)

Less: Unearned Stock-Based Incentive Plan	(31)	(57)

Total stockholders’ equity	97,563	93,388

Total liabilities and stockholders’ equity	$1,519,441	$1,470,866

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars In Thousands, except per share amount)

	Three Months Ended		Six Months Ended

	6/30/02	6/30/01	6/30/02	6/30/01

	(Unaudited)		(Unaudited)
Interest income:

Loans	$18,673	$20,570	$37,188	$41,460

Mortgage-backed securities	2,181	1,754	4,067	3,040

Investment securities	1,009	1,623	1,991	3,313

Total interest income	21,863	23,947	43,246	47,813

Interest expense:

Deposit accounts	5,411	7,883	11,228	16,107

Borrowed funds	5,807	5,868	11,567	11,282

Corporation obligated mandatorily redeemable capital securities distributions	881	881	1,761	1,761

Total interest expense	12,099	14,632	24,556	29,150

Net interest income	9,764	9,315	18,690	18,663

Provision for loan losses	250	208	500	420

Net interest income after provision	9,514	9,107	18,190	18,243

Non-interest income:

Deposit service fees	768	608	1,405	1,182

Loan processing and servicing fees	(198)	(16)	(509)	114

Gain on sale of loans	2,731	3,112	5,599	4,731

Income from bank owned life insurance	306	315	603	621

Gain on sale of investments	60	0	300	215

Other	429	480	826	836

Total non-interest income	4,096	4,499	8,224	7,699

Non-interest expense:

Compensation and benefits	5,836	5,200	11,625	10,652

Occupancy and equipment	1,244	1,224	2,430	2,316

Data processing	465	402	920	841

Advertising expense	264	282	497	502

Federal deposit insurance premiums	46	41	86	85

Real estate operations	0	4	0	7

Amortization of goodwill	0	355	0	709

Legal Settlement	0	0	500	0

Other	1,832	2,112	3,360	3,734

Total non-interest expense	9,687	9,620	19,418	18,846

Income before income taxes	3,923	3,986	6,996	7,096

Income tax expense	1,340	1,477	2,391	2,577

Net income	$2,583	$2,509	$4,605	$4,519

Basic earnings per share	$0.58	$0.56	$1.04	$1.01

Diluted earnings per share	$0.55	$0.54	$0.98	$0.96

Basic weighted average shares outstanding	4,420,057	4,423,879	4,409,091	4,460,856

Common stock equivalents due to dilutive effect of stock options	306,631	251,724	279,609	240,923

Diluted total weighted average shares outstanding	4,726,688	4,675,603	4,688,700	4,701,779

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2002
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

					Accumulated		Unearned
					other		Stock-
		Additional			Comprehensive	Unallocated	Based	Total
	Common	paid-in	Retained	Treasury	income	ESOP	Incentive	stockholders'
	stock	capital	earnings	Stock	(loss)	shares	Plan	equity

Balance at December 31, 2001	$66	68,259	64,702	(39,158)	105	(529)	(57)	93,388

Net income	- -	- -	2,022	- -	- -	- -	- -	2,022

Change in net unrealized gain/(loss) on investments available for sale net of tax benefit of $284)	- -	- -	- -	- -	(445)	- -	- -	(445)

Total comprehensive income	- -	- -	- -	- -	- -	- -	- -	1,577

Cash dividends declared and paid ($0.15 per share)	- -	- -	(672)	- -	- -	- -	- -	(672)

Common Stock repurchased (25,750 shares at an average price of $24.32 per share)	- -	- -	- -	(626)	- -	- -	- -	(626)

Stock options exercised	- -	456	- -	430	- -	- -	- -	886

Allocation relating to earned portion of Stock-Based Incentive Plan	- -	- -	- -	- -	- -	- -	14	14

Appreciation in fair value of shares charged to expense for compensation plans	- -	199	- -	- -	- -	- -	- -	199

Balance at March 31, 2002	$66	68,914	66,052	(39,354)	(340)	(529)	(43)	94,766

Net income	- -	- -	2,583	- -	- -	- -	- -	2,583

Change in net unrealized gain/(loss) on investments available for sale (net of tax of $672)	- -	- -	- -	- -	1,052	- -	- -	1,052

Total comprehensive income	- -	- -	- -	- -	- -	- -	- -	3,635

Cash dividends declared and paid ($0.16 per share)	- -	- -	(718)	- -	- -	- -	- -	(718)

Common Stock repurchased (60,080 shares at an average price of $28.63 per share)	- -	- -	- -	(1,711)	- -	- -	- -	(1,711)

Stock options exercised	- -	(396)	- -	1,720	- -	- -	- -	1,324

Allocation relating to earned portion of Stock-Based Incentive Plan	- -	- -	- -	- -	- -	- -	12	12

Appreciation in fair value of shares charged to expense for compensation plans	- -	255	- -	- -	- -	- -	- -	255

Balance at June 30, 2002	$66	68,773	67,917	(39,345)	712	(529)	(31)	97,563

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Net cash flows from operating activities:

Net income	$4,605	$4,519

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation, amortization and accretion, net	932	1,259

Earned SIP shares	26	54

Appreciation in fair value of shares charged to expense for compensation plans	454	327

Income from bank owned life insurance	(603)	(621)

Provision for loan losses	500	420

Loans originated for sale	(286,972)	(246,923)

Proceeds from sale of loans	302,791	233,306

Gain on sale of loans	(5,599)	(4,731)

Gain on sale of investment securities	(300)	(215)

Gain on sale of premises	—	(217)

Increase in accrued interest receivable	(932)	(22)

Increase in prepaid expenses and other assets, net	(2,727)	(1,056)

Increase (decrease)in accrued expenses and other liabilities, net	511	(803)

Net cash provided by (used in) operating activities	12,686	(14,703)

Cash flows from investing activities:

Proceeds from sale of investment securities available for sale	1,036	3,113

Proceeds from maturities of investment securities held to maturity	—	1,500

Proceeds from maturities of investment securities available for sale	2,003	24,400

Purchase of investment securities available for sale	(20,223)	(25,981)

Purchase of mortgage-backed securities available for sale	(76,898)	(77,453)

Purchase of FHLB and Federal Reserve Stock	—	(1,707)

Principal payments on mortgage-backed securities available for sale	36,569	4,883

Principal payments on mortgage-backed securities held to maturity	7,990	6,099

Principal payments on investment securities available for sale	894	339

Increase in loans, net	(46,798)	(28,344)

Purchases of premises and equipment	(1,097)	(931)

Proceeds from sale of real estate owned	—	147

Proceeds from sale of premises	—	790

Additional investment in real estate owned	—	(2)

Net cash used in investing activities	(96,524)	(93,147)

- Continued on next page -

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Cash flows from financing activities:

Increase in deposit accounts	31,057	16,149

Repayments of Federal Home Loan Bank advances	(205,552)	(259,977)

Proceeds from Federal Home Loan Bank advances	218,429	343,048

Cash dividends paid	(1,390)	(1,288)

Common stock repurchased	(2,337)	(4,188)

Options exercised, net of taxes	2,210	364

Decrease in advance payments by borrowers for taxes and insurance	(433)	(274)

Net cash provided by financing activities	41,984	93,834

Decrease in cash and cash equivalents	(41,854)	(14,016)

Cash and cash equivalents at beginning of period	95,957	50,675

Cash and cash equivalents at end of period	$54,103	$36,659

Supplemental disclosure of cash flow information:

Payments during the period for:

Interest	$24,735	$28,987

Taxes	$2,332	$2,376

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

         The unaudited consolidated financial statements as of June 30, 2002 and for the three- and six-month periods ended June 30, 2002 and 2001 of BostonFed Bancorp, Inc., (“BostonFed” or the “Company”) and its wholly-owned subsidiaries, Boston Federal Savings Bank (“BFS”), Broadway National Bank (“BNB”), BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2001.

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three- and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. As of January 1, 2002, the Company performed the required transition impairment test of goodwill and determined that no impairment adjustment was required as of the date of adoption. Goodwill of a reporting unit shall be tested for impairment at least on an annual basis and between annual tests if considered necessary. The impairment evaluation requires the Company to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The difference between the implied fair value and the carrying value of the goodwill is the amount of the impairment. At June 30, 2002, the Company had $17.8 million of goodwill on its balance sheet and recorded no amortization of goodwill during the quarter. The adoption of this Statement increased basic and diluted earnings per share by approximately $.05 and $.10 for the three- and six-months ended June 30, 2002, respectively.

         The Company also maintains an additional intangible asset, Originated Mortgage Servicing Rights (“OMSR”), which represent the present value of future loan servicing fees, net of expected costs to service, based on certain assumptions. During the quarter ended June 30, 2002, the Company added $1.5 million, with an expected weighted average life of 5.77 years, to the OMSR. The balance of OMSR at June 30, 2002 was $8.0 million with an expected weighted average life of 5.07 years.

NOTE 2: COMMITMENTS, CONTINGENCIES AND CONTRACTS

         At June 30, 2002, the Company had commitments of $119.1 million to originate mortgage loans and $3.0 million to purchase loans from correspondent lenders. Of these $122.1 million commitments, $106 million were adjustable rate mortgage loans with interest rates ranging from 4.63% to 9.00% and $16.1 million were fixed rate mortgage loans with interest rates ranging from 5.75% to 9.00%. The Company also had commitments to sell $40.9 million of mortgage loans.

         At June 30, 2002, the Company was servicing first mortgage loans of approximately $1.03 billion, which are either partially or wholly-owned by others.

         The Commonwealth of Massachusetts’ Department of Revenue (“DOR”) sent Notices of Intent to Assess (“notices”) additional taxes and interest to each of the Company’s two Banks for the tax years ended December 31, 1999 and 2000. The notices stipulate that the additional taxes in the amounts of $1.5 million and interest of $242,000, relate to the denied claim of dividends received deduction pertaining to the Banks’ Real Estate Investment Trusts (“REITS”). The REITS paid an annual dividend to the Banks. The Company understands that many other banks operating in the Commonwealth of Massachusetts with similar REIT subsidiaries have also received similar notices from the DOR. Pursuant to the Commonwealth of Massachusetts Tax Code, as it relates to the dividends received deduction, the Banks excluded 95% of the dividends that they received from the REITS when the tax returns were prepared. The DOR has challenged this deduction, arguing that such distributions are not considered dividends for purposes of th e Internal Revenue Code and, as such, cannot be deducted for state tax purposes. The Banks believe that their tax treatment of the dividends is valid under Massachusetts’s law. The Banks intend to file a dispute of the DOR findings and appeal the DOR’s proposed assessments. Accordingly, the Banks intend to continue their current accounting practice of estimating their tax provision under the assumption that their dividend deductions for prior periods are valid, and they anticipate claiming the dividends received deduction when they file their December 31, 2001 excise tax return. Adhering to the DOR’s contention, the Company could potentially be assessed an additional $2.2 million of state taxes through June 30, 2002, not including interest or federal tax benefits.

NOTE 3: LEGAL SETTLEMENT

         During the quarter ended March 31, 2002, the Company settled a lawsuit, which had been filed against its subsidiary, Broadway National Bank. The Company incurred a cost of $500,000 during the first quarter to settle the lawsuit, resulting in a reduction in earnings per share of approximately $.07 during the first quarter. Excluding the impact of this settlement, diluted earnings per share for the six-months ended June 30, 2002 would have been $1.05 per share.

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

         The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

		(Dollars In Thousands)
			TOTAL
			REPORTABLE			CONSOLIDATED
	BFS	BNB	SEGMENTS	OTHER	ELIMINATIONS	TOTALS

At or for the three-months ended June 30, 2002:

Interest income	$19,780	2,000	21,780	1,068	(985)	21,863

Interest expense	10,843	452	11,295	1,789	(985)	12,099

Provision for loan losses	225	25	250			250

Non-interest income	3,632	403	4,035	61		4,096

Non-interest expense	8,152	1,248	9,400	287		9,687

Income tax expense	1,429	226	1,655	(315)		1,340

Net income	2,763	452	3,215	(632)		2,583

Total assets	1,343,089	173,795	1,516,884	165,893	(163,336)	1,519,441

Net interest margin	2.98%	4.28%	n.m.	n.m.	n.m.	2.88%

Return on average assets	.85%	1.07%	n.m.	n.m.	n.m.	.70%

Return on average equity	10.91%	14.01%	n.m.	n.m.	n.m.	10.50%

At or for the three-months ended June 30, 2001:

Interest income	$21,449	2,417	23,866	1,218	(1,137)	23,947

Interest expense	13,293	688	13,981	1,788	(1,137)	14,632

Provision for loan losses	170	38	208			208

Non-interest income	4,156	297	4,453	1	45	4,499

Non-interest expense	8,056	1,189	9,245	330	45	9,620

Income tax expense	1,489	284	1,773	(296)		1,477

Net income	2,597	515	3,112	(603)		2,509

Total assets	1,262,138	156,491	1,418,629	158,909	(151,771)	1,425,767

Net interest margin	2.86%	5.04%	n.m.	n.m.	n.m.	2.90%

Return on average assets	.85%	1.32%	n.m.	n.m.	n.m.	.72%

Return on average equity	11.47%	16.19%	n.m.	n.m.	n.m.	10.88%

n.m. = not meaningful

		(Dollars In Thousands)
			TOTAL
			REPORTABLE			CONSOLIDATED
	BFS	BNB	SEGMENTS	OTHER	ELIMINATIONS	TOTALS

At or for the six-months ended June 30, 2002:

Interest income	$39,082	4,001	43,083	2,150	(1,987)	43,246

Interest expense	22,015	951	22,966	3,577	(1,987)	24,556

Provision for loan losses	450	50	500			500

Non-interest income	7,174	749	7,923	301		8,224

Non-interest expense	15,957	2,970	18,927	491		19,418

Income tax expense	2,674	255	2,929	(538)		2,391

Net income	5,160	524	5,684	(1,079)		4,605

Total assets	1,343,089	173,795	1,516,884	165,893	(163,336)	1,519,441

Net interest margin	2.86%	4.25%	n.m.	n.m.	n.m.	2.77%

Return on average assets	.80%	.63%	n.m.	n.m.	n.m.	.63%

Return on average equity	10.30%	8.17%	n.m.	n.m.	n.m.	9.45%

At or for the six-months ended June 30, 2001:

Interest income	$42,938	4,779	47,717	2,457	(2,361)	47,813

Interest expense	26,589	1,345	27,934	3,577	(2,361)	29,150

Provision for loan losses	345	75	420			420

Non-interest income	6,911	573	7,484	215		7,699

Non-interest expense	15,982	2,355	18,337	509		18,846

Income tax expense	2,494	549	3,043	(466)		2,577

Net income	4,439	1,028	5,467	(948)		4,519

Total assets	1,262,138	156,491	1,418,629	158,909	(151,771)	1,425,767

Net interest margin	2.92%	5.15%	n.m.	n.m.	n.m.	2.97%

Return on average assets	.74%	1.34%	n.m.	n.m.	n.m.	.67%

Return on average equity	9.92%	16.07%	n.m.	n.m.	n.m.	9.79%

n.m. = not meaningful

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yields / Costs
(Unaudited)

For the quarter ended June 30:	2002			2001

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Assets:

Interest-earning assets:

Investment securities (1)	$120,350	$1,009	3.35%	$100,737	$1,623	6.44%

Loan, net and loans held for sale (2)	1,084,355	18,673	6.89%	1,075,850	20,570	7.65%

Mortgage-backed securities (3)	149,677	2,181	5.83%	108,016	1,754	6.50%

Total interest-earning assets	1,354,382	21,863	6.46%	1,284,603	23,947	7.46%

Non-interest-earning assets	111,277			102,283

Total assets	$1,465,659			$1,386,886

Liabilities and Stockholders’ Equity:

Interest-bearing Liabilities:

Money market deposit accounts	$61,390	253	1.65%	$54,159	372	2.75%

Savings accounts	192,173	696	1.45%	171,712	1,005	2.34%

NOW accounts	140,769	115	0.33%	128,441	199	0.62%

Certificate accounts	392,385	4,347	4.43%	412,011	6,307	6.12%

Total	786,717	5,411	2.75%	766,323	7,883	4.11%

Borrowed Funds (4)	445,590	5,807	5.21%	403,950	5,868	5.81%

Corporation-obligated mandatorily redeemable capital securities	32,000	881	11.00%	32,000	881	11.00%

Total interest-bearing liabilities	1,264,307	12,099	3.83%	1,202,273	14,632	4.87%

Non-interest-bearing liabilities	102,933			92,401

Total liabilities	1,367,240			1,294,674

Stockholders’ equity	98,419			92,212

Total liabilities and stockholders’ equity	$1,465,659			$1,386,886

Net interest rate spread (5)		$9,764	2.63%		$9,315	2.59%

Net interest margin (6)			2.88%			2.90%

Ratio of interest-earning assets to interest-bearing liabilities	107.12%			106.85%

(1)	Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.

(2)	Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.

(3)	Includes mortgage-backed securities available for sale and held to maturity.

(4)	Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company’s FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.18% and 5.80% for the three months ended June 30, 2002 and June 30, 2001, respectively.

(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yields / Costs
(Unaudited)

For the six months ended June 30:		2002			2001

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
Assets:

Interest-earning assets:

Investment securities (1)	$120,909	$1,991	3.29%	$100,114	$3,313	6.62%

Loan, net and loans held for sale (2)	1,085,765	37,188	6.85%	1,063,634	41,460	7.80%

Mortgage-backed securities (3)	140,827	4,067	5.78%	93,254	3,040	6.52%

Total interest-earning assets	1,347,501	43,246	6.42%	1,257,002	47,813	7.61%

Non-interest-earning assets	111,470			100,102

Total assets	$1,458,971			$1,357,104

Liabilities and Stockholders’ Equity:

Interest-bearing Liabilities:

Money market deposit accounts	$60,233	494	1.64%	$54,554	760	2.79%

Savings accounts	187,940	1,365	1.45%	170,321	2,278	2.67%

NOW accounts	137,735	224	0.33%	126,302	434	0.69%

Certificate accounts	392,041	9,145	4.67%	414,035	12,635	6.10%

Total	777,949	11,228	2.89%	765,211	16,107	4.21%

Borrowed Funds (4)	442,564	11,567	5.23%	380,067	11,282	5.94%

Corporation-obligated mandatorily redeemable capital securities	32,000	1,761	11.00%	32,000	1,761	11.00%

Total interest-bearing liabilities	1,252,513	24,556	3.92%	1,177,278	29,150	4.95%

Non-interest-bearing liabilities	109,033			87,501

Total liabilities	1,361,546			1,264,779

Stockholders’ equity	97,425			92,325

Total liabilities and stockholders’ equity	$1,458,971			$1,357,104

Net interest rate spread (5)		$18,690	2.50%		$18,663	2.66%

Net interest margin (6)			2.77%			2.97%

Ratio of interest-earning assets to interest-bearing liabilities	107.58%			106.77%

(1)	Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold.

(2)	Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.

(3)	Includes mortgage-backed securities available for sale and held to maturity.

(4)	Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company’s FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.19% and 5.92% for the six months ended June 30, 2002 and June 30, 2001, respectively.

(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

         The Company’s business has been conducted primarily through its wholly-owned subsidiaries of BFS and BNB (collectively, the “Banks”). BFS operates its administrative/bank branch office located in Burlington, Massachusetts and its eight other bank branch offices located in Arlington, Bedford, Billerica, Boston, Lexington, Peabody, Wellesley and Woburn, all of which are located in the greater Boston metropolitan area. BFS’ subsidiary, Forward Financial, maintains its headquarters in Northborough, Massachusetts and operates in approximately one-half the states of the nation. BNB operates two banking offices in Chelsea and Revere, both of which are also in the greater Boston metropolitan area. Through its subsidiaries, the Company attracts retail deposits from the general public and invests those deposits and other borrowed funds in loans, mortgage-backed securities, U.S. Government and federal agency securities and other securities. The Company originates mortgage loans for its investment portfolio and for sale and generally retains the servicing rights of loans it sells. Additionally, the Company originates chattel mortgage loans, substantially all of which are sold in the secondary market, servicing released. Loan sales are made from loans held in the Company’s portfolio designated as being held for sale or originated for sale during the period. The Company’s revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, gains on sale of loans and service fees. The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, interest, maturities or sales of investments, Federal Home Loan Bank of Boston (“FHLB”) advances and proceeds from the sale of loans.

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

B. FINANCIAL CONDITION

         Total assets at June 30, 2002 were $1.519 billion, compared to $1.471 billion at December 31, 2001, an increase of $48.6 million. Increased balances in investment securities available for sale, mortgage-backed securities available for sale and loans, net, more than offset decreases in cash and cash equivalents, mortgage-backed securities held to maturity and loans held for sale. Cash and cash equivalents declined to $54.1 million at June 30, 2002, from a balance of $96.0 million at December 31, 2001 as some of the liquidity was used to fund purchases of investment securities available for sale, which increased by $16.5 million to a balance of $79.8 million at June 30, 2002. A portion of the cash and cash equivalents was also used to fund increases in mortgage-backed securities available for sale, which increased to a balance of $136.2 million at June 30, 2002, compared to $94.9 million at December 31, 2001. The increase in investment securities available for sale was primarily due to net purchases of $9.2 million in corporate bonds and a $5.3 million increase in a mutual fund, which invests in short duration securities. Mortgage-backed securities available for sale increased primarily due to the Company’s purchase of collateralized mortgage obligations (“CMOs”). Loans, net increased by $46.3 million, to a balance of $1.102 billion at June 30, 2002, compared to a balance of $1.056 billion at December 31, 2001 as the Company retained a greater portion of the loans originated during the current quarter.

         The Company’s loan portfolio was comprised of the following at:

	6/30/02	12/31/01

	(Unaudited)
Mortgage Loans:

Residential 1-4 family	$748,187	$763,599

Multi-family	21,552	25,904

Construction and Land	125,858	99,337

Commercial Real Estate	115,862	107,767

	1,011,459	996,607

Consumer and other loans:

Home equity and improvement	85,028	66,539

Secured by deposits	515	678

Consumer	1,944	3,439

Business	39,713	28,103

	127,200	98,759

Total loans, gross	1,138,659	1,095,366

Allowance for loan losses	(13,041)	(12,328)

Construction loans in process	(27,038)	(30,264)

Net unearned discount on loans purchased	42	48

Deferred loan origination costs	3,474	2,976

Loans, net	1,102,096	1,055,798

         As noted in the above table, the allowance for loan losses amounted to $13.0 million at June 30, 2002. Management believes the allowance is adequate to absorb probable loan losses. The allowance for loan losses increased from $12.3 million at December 31, 2001 to $13.0 million at June 30, 2002 due to the year-to-date provision, net of charge-offs/recoveries. The Company believes that the allowance for loan losses is at a reasonable level based on its current evaluation. The Company maintains an allowance for losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the six-months ended June 30, 2002:

Balance at December 31, 2001	$12,328

Loss provision	500

Recoveries	235

Charge-offs	(22)

Balance at June 30, 2002	$13,041

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

         As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is “sub-standard.” At June 30, 2002, the Company classified $8.9 million of loans ($8.1 million at BFS and $832,000 at BNB) as sub-standard compared to $2.7 million ($1.8 million of BFS and $911,000 of BNB) at December 31, 2001. The vast majority of the increase in sub-standard loans was due to the transfer of three loans, which in the aggregate amounted to $4.0 million in one borrower relationship, from special mention to sub-standard. Non-performing assets at June 30, 2002, which include the three loans from the one borrower relationship classified as sub-standard above, amounted to $5.7 million or .38% of total assets, compared to $1.2 million, or .08% of total assets, at December 31, 2001. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at June 30, 2002 was sufficient to provide for anticipated losses inherent in the loan portfolio.

         The Company’s allowance for loan losses at June 30, 2002 was $13.0 million, which represented 228% of non-performing loans or 1.15% of total loans, compared to $12.3 million at December 31, 2001, or 1,065% of non-performing loans and 1.13% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $331.1 million at December 31, 2001 to approximately $390.1 million at June 30, 2002.

         The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $282,000 and $45,000 for the six-month periods ended June 30, 2002 and 2001, respectively. The amount of interest income that was recorded on these loans was $386,000 and $22,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

         At June 30, 2002, there were 4 loans characterized as impaired. During the six-months ended June 30, 2002, the average recorded value of impaired loans was $1.86 million, $365,000 interest income was recognized and $221,000 of interest income would have been recognized under the loans’ original terms during the six-months ended June 30, 2002.

         At June 30, 2002 and at December 31, 2001, the Company had $0 and $31,000 in other repossessed assets, respectively.

         Deposit accounts increased by $31.1 million, from $884.5 million at December 31, 2001 to $915.6 million at June 30, 2002 as deposit flows improved during the second quarter and more than offset the first quarter’s decline. Of the $31.1 million increase in deposits, $21.4 million was in wholesale-brokered deposits.

         The following is a summary of deposit balances by type at:

	6/30/02	12/31/01

	(Unaudited)
NOW	$145,819	$138,528

Regular & Statement Savings	196,706	180,966

Money Market	60,600	58,133

Demand Deposits & Official Checks	108,942	110,776

Total Non-certificate Accounts	512,067	488,403

Certificate Accounts:

3 to 6 months	59,524	65,507

1 to 3 years	222,134	233,275

Greater than 3 years	75,210	53,701

IRA/KEOGH	46,638	43,630

Total Certificate Accounts	403,506	396,113

	915,573	884,516

Expected maturity of certificate accounts:

Within one year	203,137	247,745

One to two years	105,716	79,236

Two to three years	60,836	38,611

Over three years	33,817	30,521

	403,506	396,113

         Federal Home Loan Bank advances and other borrowings increased by $12.9 million, to a balance of $461.9 million at June 30, 2002 from a balance of $449.0 million at December 31, 2002 in order to support asset growth.

C. LIQUIDITY AND CAPITAL RESOURCES

         The primary source of cash flow for the Company is dividend payments from BFS and BNB, sales and maturities of investment securities and, to a lesser extent, earnings on deposits held by the Company. Dividend payments have primarily been used to fund stock repurchase programs, pay dividends to stockholders, interest on trust preferred securities and other operating expenses of the Company. The ability of BFS and BNB to pay dividends and other capital distributions to the Company is generally limited by OTS and OCC regulations, respectively. Additionally, the OTS and OCC may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons. As of June 30, 2002, BFS and BNB had $21.9 million of dividends that could be paid to the Company without regulatory approval and the Company had $6.3 million of securities available for sale and $9.1 million cash or cash equivalents. Any dividend by BFS or BNB beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS or the OCC. To the extent BFS or BNB were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities. The Banks’ primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, sales of loans, sales or maturities of investments, mortgage-backed and related securities and borrowing from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Management has maintained adequate liquidity so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. Neither the OTS nor the OCC provide specific guidance for liquidity ratios for BFS and BNB, respectively, but do require the Banks to maintain reasonable and prudent liquidity levels. Management believes such levels are being maintained.

         The Company’s and Bank’s most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.

         Liquid assets for the periods indicated, consisted of the following:

	June 30, 2002	December 31, 2001

	(In Thousands)
Cash and cash equivalents	$54,103	95,957

Investment Securities available for sale	79,792	63,258

Mortgage-backed securities available for sale	136,166	94,922

Loans held for sale	14,392	24,612

Total liquid assets	$284,453	$278,749

         These amounts represent 18.7% and 19.0% of the Company’s total assets at June 30, 2002 and December 31, 2001, respectively.

         The Banks have other sources of liquidity if a need for additional funds arises, including FHLB advances, wholesale-brokered deposits and repurchase agreements (collateralized borrowings). At June 30, 2002, the Banks had $461.9 million in advances outstanding from the FHLB and had, with existing collateral, an additional $101.0 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied 1-4 family loans, multi-family and commercial loans. The Banks generally do not pay the highest deposit rates in their market and accordingly utilize alternative sources of funds such as FHLB advances and wholesale-brokered deposits to supplement cash flow needs.

         At June 30, 2002, the Banks had commitments to originate loans and unused outstanding lines of credit totaling $291.8 million. The Banks anticipate that they will have sufficient funds available to meet their current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from June 30, 2002, totaled $203.1 million.

         At June 30, 2002, the consolidated stockholders’ equity to total assets ratio was 6.4%. As of June 30, 2002, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company’s consolidated total risk-based capital, tier 1 risk-based capital and tier 1 leverage capital ratios were 12.6%, 11.3% and 7.7%, respectively. BFS’s tier 1 (core) capital, total risk-based, capital, tier 1 risk-based and tangible equity capital ratios were 6.4%, 10.8%, 9.6% and 6.4%, respectively. BNB’s risk-based total capital, risk-based tier 1 capital and leverage capital ratios were 12.7%, 11.5% and 5.8%, respectively.

D. COMPARISON OF THREE- AND SIX-MONTHS ENDED JUNE 30, 2002 AND 2001

GENERAL

         Earnings for the quarter ended June 30, 2002 were $2.6 million, or $.58 basic and $.55 diluted on an earnings per share basis, compared to earnings of $2.5 million, or $.56 basic and $.54 diluted earnings per share for the second quarter of 2001. The annualized return on average assets was .70% and the annualized return on average stockholders’ equity was 10.50% during the quarter ended June 30, 2002, compared to .72% and 10.88%, respectively, for the prior year quarter. Earnings for the six-months ended June 30, 2002 were $4.6 million, or $1.04 basic and $.98 diluted earnings per share, compared to $4.5 million, or $1.01 basic and $.96 diluted earnings per share for the six-months ended June 30, 2001. The Company’s annualized return on average assets was .63% and the annualized return on average stockholders’ equity was 9.45% during the six-months ended June 30, 2002, compared to .67% and 9.79%, respectively, for the six-months ended June 30, 2001 (annualized). Comments regarding the components of net income are detailed in the following paragraphs.

         Interest Income

         Total interest income on interest-earning assets for the quarter ended June 30, 2002 declined by $2.1 million, or 8.8%, to $21.9 million, compared to the quarter ended June 30, 2001. The decrease in interest income was due to a 100 basis point decline in the average yield on interest earning assets, partially offset by the earnings on the $69.8 million increase in interest-earning assets. The average yield on interest-earning assets declined to 6.46% for the three-months ended June 30, 2002 from 7.46% for the three-months ended June 30, 2001. Total interest income for the six-months ended June 30, 2002 was $43.2 million, a decrease of $4.6 million, or 9.6%, compared to the $47.8 million interest earned for the six-months ended June 30, 2001. The decline in interest income in the current period was caused by the 119 basis point drop in the average yield, partially offset by the $90.5 million increase in average interest earning assets. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indexes resulting from the Federal Reserve induced decline in market interest rates during 2001.

         Interest income on loans, net, for the quarter ended June 30, 2002 declined by $1.9 million, or 9.2%, to $18.7 million compared to $20.6 million for the comparable quarter in 2001. For the six-months ended June 30, 2002, interest income on loans, net, declined $4.3 million, or 10.4%, to $37.2 million, compared to $41.5 million for the six-months ended June 30, 2001. The decrease in interest income from loans, net, for the current six-month period was due to the 95 basis point decline in the average yield, partially offset by a $22.1 million increase in the average balance of loans, net. The average yield on loans, net for the six-months ended June 30, 2002 was 6.85%, compared to an average yield of 7.80% for the six-months ended June 30, 2001. Many loans continue to reprice lower as the major repricing indexes remain at historic lows.

         Interest on mortgage-backed securities for the quarter ended June 30, 2002 increased to $2.2 million, compared to $1.8 million for the quarter ended June 30, 2001. The increase was due to growth of $41.7 million in average balances, partially offset by declines of 67 basis points in average yields. The average balance of mortgage-backed securities increased from $108.0 million for the quarter ended June 30, 2001 to an average of $149.7 million during the current quarter. For the six-months ended June 30, 2002, the average balance of mortgage-backed securities was $140.8 million, compared to an average balance of $93.3 million for the six-months ended June 30, 2001. The increase in average balances was primarily attributable to the acquisition of collateralized mortgage obligations (“CMO’s”). These investments were purchased as part of the Company’s effort to leverage the trust-preferred securities, which are classified as capital for regulatory purposes. Average yields declined from 6.52% for the six-months ended June 30, 2001, to 5.78% for the current six-month period.

         Income from investment securities was $1.0 million for the three-months ended June 30, 2002, compared to $1.6 million for the prior year quarter. The average balance of investment securities increased to 120.4 million for the three-months ended June 30, 2002, compared to $100.7 million for the prior year quarter. The decline in income was caused by a reduction in the average yield, which declined from 6.44% for the three-months ended June 30, 2001 to 3.35% for the current quarter. The reduction in yields on investment securities is also reflective of the declines in market interest rates, especially the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits. Although the average balance of investment securities increased by $20.8 million for the six-months ended June 30, 2002, compared to the six-months ended June 30, 2001, interest income declined from $3.3 million for the prior year period to $2.0 million for the current year period. Because the Company’s investment securities are generally of a shorter-term nature, the decline in market interest rates has had a significant impact on the overall yield of investment securities. The average yield of investment securities for the six-months ended June 30, 2002 was 3.29%, compared to 6.62% for the six-months ended June 30, 2001.

         Interest Expense

         Total interest expense on interest-bearing liabilities for the quarter ended June 30, 2002 declined by $2.5 million, or 17.1%, to $12.1 million compared to $14.6 million for the quarter ended June 30, 2001. The decrease in interest expense for the quarter ended June 30, 2002 was primarily due to a 104 basis point reduction in the average cost of interest bearing liabilities, offset somewhat by the interest cost applicable to a $62.0 million increase in the average balance of interest-bearing liabilities, which averaged $1.264 billion during the current quarter, compared to an average balance of $1.202 billion during the quarter ended June 30, 2001. The average cost of interest-bearing liabilities decreased to 3.83% during the quarter ended June 30, 2002, compared to 4.87% for last year’s comparable quarter. For the six-months ended June 30, 2002, interest expense on interest-bearing liabilities totaled $24.6 million, compared to $29.2 million for the six-months ended June 30, 2001, a decrease of $4.6 million, or 15.8%. The lower interest expense in the current period is due to the 103 basis point decline in the average cost of funds, which declined to 3.92% in the six-months ended June 30, 2002, compared to 4.95% in the prior year period. The Company’s cost of interest bearing liabilities has declined slower than overall market interest rates as market conditions, the already low interest rates being paid on deposits and call features on a portion of the FHLB advances have precluded further substantial declines in the interest paid on these accounts.

         Interest expense on deposit accounts was $5.4 million for the quarter ended June 30, 2002, a decrease of $2.5 million from the $7.9 million for the quarter ended June 30, 2001. Interest expense on deposit accounts declined due to a 136 basis point decrease in the average cost of deposits. For the three-months ended June 30, 2002, the average cost of deposits was 2.75%, compared to 4.11% for the three-months ended June 30, 2001. Average balances of deposit accounts, at $786.7 million, were $20.4 million higher during the quarter ended June 30, 2002, compared to average balances of $766.3 million for the prior year quarter. For the six-months ended June 30, 2002, interest expense on deposit accounts was $11.2 million, compared to $16.1 million for the prior year period, a decrease of $4.9 million. The decrease is attributable to a 132 basis point decline in the average cost of deposit accounts in the six-months ended June 30, 2002, compared to the prior year period.

         Interest expense on borrowed funds was $5.8 million and $11.6 million for the three- and six-months ended June 30, 2002, compared to $5.9 million and $11.3 million for the three-and six-months ended June 30, 2001. Borrowed funds increased to an average of $445.6 million during the three-months ended June 30, 2002 from an average of $404.0 million for the prior year quarter. The added expense of the higher average balance was essentially offset by a 60 basis point decline in the average cost, which declined to 5.21% in the current quarter from 5.81% in the prior year quarter. The average balance of borrowed funds was $442.6 million in the six-months ended June 30, 2002, an increase of $62.5 million compared to an average balance of $380.1 million for the six-months ended June 30, 2001. The average cost of borrowed funds was 5.23% for the six-months ended June 30, 2002, a decline of 71 basis points compared to the 5.94% cost of borrowed funds for the six-months ended June 30, 2001.

Net Interest Income

         Net interest income for the three-months ended June 30, 2002 and 2001 was $9.8 million and $9.3 million, respectively. The Company was able to expand its net interest income through leveraging, despite a two basis point decrease in the net interest margin. The net interest margin for the quarter ended June 30, 2002 was 2.88%, compared to 2.90% for the prior year’s second quarter. Approximately 11 basis points of the 2.88% net interest margin in the current quarter was the result of collecting approximately $350,000 of current and past-due interest for nine months on impaired loans of $4.0 million with one borrower relationship. The net interest rate spread increased from 2.59% for the quarter ended June 30, 2001, to 2.63% for the current quarter. For the six-months ended June 30, 2002 and 2001, net interest income was $18.7 million. The net interest margin in the current period averaged 2.77%, compared to 2.97% for the six-months ended June 30, 2001. The Company has experienced net interest margin pressure due to the effects of declining asset yields, which exceeded the Company’s ability to reduce liability costs during the historic reductions in market interest rates. While market interest rates appear to have stabilized, the Company cannot predict when interest rates will rise to more normal levels and whether such increases will result in higher net interest margins.

Provision for Loan Losses

         The Company’s provision for loan losses was $250,000 for the quarter ended June 30, 2002, compared to $208,000 for the comparable quarter last year. For the six-months ended June 30, 2002 and 2001 the provision for loan losses amounted to $500,000 and $420,000, respectively. See section B Financial Condition for further discussion on the Company’s methodology for providing for loan losses.

Non-Interest Income

         Total non-interest income declined to $4.1 million for the quarter ended June 30, 2002, compared to $4.5 million for the quarter ended June 30, 2001 due primarily to lower gain on sale of loans. Gain on sale of loans amounted to $2.7 million for the quarter ended June 30, 2002, compared to $3.1 million for the quarter ended June 30, 2001. On a year-to-date basis, total non-interest income increased to $8.2 million from $7.7 million for the six-months ended June 30, 2001. The current year-to-date increase is primarily due to higher gain on sale of loans, which amounted to $5.6 million for the six-months ended June 30, 2002, compared to $4.7 million for the six-months ended June 30, 2001. The increased gain on sale of loans resulted from a continuation of high volumes of mortgage loan sales, made possible by the volume of lending activity in the current low interest rate environment. Included in the above gain on sale of loans were gains on sale of manufactured housing loans, which amounted to $2.4 million for the six-months ended June 30, 2002, compared to $2.9 million for the six-months ended June 30, 2001. Deposit service fees increased from $608,000 in the quarter ended June 30, 2001, to $768,000 in the current quarter. On a year-to-date basis, deposit service fees amounted to $1.4 million, compared to $1.2 million for the six-months ended June 30, 2001. The increase was primarily due to increases in fees and higher levels of deposit account services activity. Loan processing and servicing fees were a negative $198,000 for the quarter ended June 30, 2002 compared to a negative $16,000 for the quarter ended June 30, 2001. For the six-months ended June 30, 2002, loan processing and servicing fees were a negative $509,000, compared to income of $114,000 for the six-months ended June 30, 2001. The declines were due to larger adjustments for the impairment of originated mortgage servicing rights (“OMSR”) in the current periods. The adjustments to the OMSR were necessary due to the higher than expected levels of prepayments during the current periods for loans previously sold, with servicing retained by the Company.

Non-Interest Expense

         Total non-interest expense was $9.7 million for the quarter ended June 30, 2002 compared $9.6 million for the quarter ended June 30, 2001 as increases in compensation and benefits were offset by decreases in other expenses and the elimination of amortization of goodwill. On a year-to-date basis, total non-interest expense was $19.4 million, compared to $18.8 million for the six-months ended June 30, 2001. Compensation and benefits increased by $973,000 for the six-months ended June 30, 2002 compared to the prior year period due primarily to increased sales incentives as a result of near record mortgage loan volume and normal annual increases in salaries. Other non-interest expense declined to $3.4 million in the current six-month period, compared to $3.7 million for the six-months ended June 30, 2001 as the prior year period included higher outside professional expenses. The current year-to-date period includes a $500,000 legal settlement expense incurred as a result of the Company’s subsidiary BNB, agreeing with a mediator’s recommendation in settling a lawsuit. There was no goodwill amortization during the current quarter and year-to-date periods in accordance with Financial Accounting Standard No. 142. Amortization of goodwill amounted to $355,000 and $709,000 during the quarter and six-months ended June 30, 2001.

Income Tax Expense

         Income tax expense for the six-months ended June 30, 2002 was $2.4 million, for an effective tax rate of 34.2%. For the six-months ended June 30, 2001, income tax expense amounted to $2.6 million, for an effective tax rate of 36.3%. The lower effective tax rate in the current period is due to a lower state tax provision.

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

         At June 30, 2002, the Company’s one year gap was a positive 7.4% of total assets, compared to a positive 6.8% of total assets at December 31, 2001.

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

         An action is pending against Forward Financial, in the United States District Court for the Northern District of New York. It was filed by a bank, in New York state court, served on December 1, 2000, and removed to federal court. The bank alleges, among other things, that Forward Financial breached a written agreement between the parties. Forward Financial denies the allegations and has counterclaimed for monies due from the bank. Forward Financial has significant defenses, which it is pursuing vigorously. The litigation is presently in the discovery stage. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Company may incur with respect to this litigation. Consequently, no loss provision has been recorded. The parties are now actively engaged in settlement negotiations.

Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(A)  The Annual Meeting of Stockholders of the Corporation was held on April 30, 2002.

(B)  Directors elected at Annual Meeting and Continuing in Office:

(1)  Election of Directors to a three-year term

Nominee	Total Votes For	Total Votes Withheld
David P. Conley	3,569,314	42,061

Richard J. Fahey	3,567,606	43,769

Kija Kim	3,568,056	43,319

(2) Continuing Directors

Year Term Expires
Patricia M. Flynn, Ph.D	2003

W. Russell Scott	2003

Catherine Friend White	2003

Gene J. DeFeudis	2004

David F. Holland	2004

Joanna T. Lau	2004

(C)  Other matters submitted to a vote of the Stockholders of the corporation:

Selection of Independent Auditors

Votes For	Votes Against	Abstentions
3,577,975	32,269	1,131

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

3.1	Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws as of February 23, 2000**

4.0	Stock Certificate of BostonFed Bancorp, Inc.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of BostonFed Bancorp, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I David F. Holland, Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

S/ David F. Holland Chief Executive Officer August 14, 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of BostonFed Bancorp, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John A. Simas, Chief Financial Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.

S/ John A. Simas Chief Financial Officer August 14, 2002

         •     Incorporated herein by reference into this document from Exhibits 3.1 and 4.0 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860

         •     Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed on March 29, 2002.

(b)  Reports on Form 8-k

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTONFED BANCORP, INC. (Registrant)

Date: August 14, 2002	By: /s/ David F. Holland

David F. Holland President and Chief Executive Officer

Date: August 14, 2002	By: /s/ John A. Simas

John A. Simas Executive Vice President, Chief Financial Officer and Corporate Secretary