Form 10-Q
period 2002-09-30
BOSTONFED BANCORP INC
filed 2002-11-15
CIK 948515

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2002

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

Yes  (X)       No  (   )

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  (X)       No  (   )

     Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2002: 4,471,160.

BOSTONFED BANCORP INC.
FORM 10-Q
INDEX

		Page

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Changes in stockholders’ Equity for the Three and Nine Months ended September 30, 2002 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2002 and 2001 (unaudited)	6-7

	Notes to Consolidated Financial Statements	8-12

	Average Balances and Yield / Costs	13-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-29

Item 4.	Controls and Procedures	29

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 2.	Changes in Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a vote of Security Holders	29

Item 5.	Other Information	30

Item 6.	Exhibits and Reports on Form 8-K	30

Signature Page		31

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	September 30,	December 31,
	2002	2001

Assets	(Unaudited)
Cash and cash equivalents	$82,594	$95,957
Investment securities available for sale (amortized cost of $103,741 at September, 30 2002 and $62,868 at December 31, 2001)	104,499	63,258
Investment securities held to maturity (fair value of $568 at September 30, 2002 and $598 at December 31, 2001)	529	554
Mortgage-backed securities available for sale (amortized cost of $108,931 at September 30, 2002 and $95,139 at December 31, 2001)	109,891	94,922
Mortgage-backed securities held to maturity (fair value of $30,706 at September 30, 2002 and $41,547 at December 31, 2001)	29,433	40,822
Loans held for sale	28,040	24,612
Loans, net of allowance for loan losses of $13,018 and $12,328 at September 30, 2002 and December 31, 2001	1,103,804	1,055,798
Accrued interest receivable	6,849	6,317
Stock in FHLB of Boston and Federal Reserve Bank	24,552	24,208
Premises and equipment, net	10,366	10,295
Goodwill, net of amortization	10,776	17,776
Other assets	41,160	36,347

Total assets	1,552,493	1,470,866

Liabilities and Stockholders’ Equity Liabilities:
Deposit accounts	965,616	884,516
Federal Home Loan Bank advances and other borrowings	448,675	449,000
Corporation-obligated mandatorily redeemable capital securities	32,000	32,000
Advance payments by borrowers for taxes and insurance	2,801	2,614
Other liabilities	10,245	9,348

Total liabilities	1,459,337	1,377,478
Commitments and contingencies Stockholders’ equity;
Preferred stock, $ .01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,470,999 and 4,450,653 shares outstanding at September 30, 2002 and December 31, 2001, respectively)	66	66
Additional paid-in capital	69,124	68,259
Retained earnings	63,668	64,702
Accumulated other comprehensive income	1,047	105
Less: Treasury stock, at cost (2,118,618 shares and 2,138,964 shares at September 30, 2002 and December 31, 2001, respectively)	(40,199)	(39,158)
Less: Unallocated ESOP shares	(529)	(529)
Less: Unearned Stock-Based Incentive Plan	(21)	(57)

Total stockholders’ equity	93,156	93,388

Total liabilities and stockholders’ equity	$1,552,493	$1,470,866

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	9/30/2002	9/30/2001	9/30/2002	9/30/2001

	(Unaudited)		(Unaudited)
Interest income:
Loans	$18,541	$20,638	$55,729	$62,098
Mortgage-backed securities	2,234	2,151	6,301	5,191
Investment securities	1,030	1,335	3,021	4,648

Total interest income	21,805	24,124	65,051	71,937

Interest expense:
Deposit accounts	5,709	7,453	16,937	23,560
Borrowed funds	5,538	6,392	17,105	17,674
Corporation obligated mandatorily redeemable capital securities distributions	881	880	2,642	2,641

Total interest expense	12,128	14,725	36,684	43,875

Net interest income	9,677	9,399	28,367	28,062
Provision for loan losses	350	200	850	620

Net interest income after provision for loan losses	9,327	9,199	27,517	27,442
Non-interest income:
Deposit service fees	789	620	2,194	1,802
Loan processing and servicing fees	(1,368)	(134)	(1,877)	(20)
Gain on sale of loans	2,994	2,807	8,593	7,538
Income from bank-owned life insurance	313	314	916	935
Gain on sale of investments	61	15	361	230
Other	327	598	1,153	1,434

Total non-interest income	3,116	4,220	11,340	11,919

Non-interest expense:
Compensation and benefits	6,218	5,316	17,843	15,968
Occupancy and equipment	1,222	1,203	3,652	3,519
Data processing	419	389	1,339	1,230
Advertising expense	365	249	862	751
Federal deposit insurance premiums	39	48	125	133
Real estate operations	—	—	—	7
Impairment/Amortization of goodwill	7,000	355	7,000	1,064
Legal settlements	750	0	1,250	0
Other	1,776	1,854	5,136	5,588

Total non-interest expense	17,789	9,414	37,207	28,260

(Loss) Income before income taxes	(5,346)	4,005	1,650	11,101
Income tax (benefit) expense	(1,816)	1,377	575	3,954

Net (loss) income	$(3,530)	$2,628	$1,075	$7,147

Basic (loss) earnings per share	$(0.80)	$0.59	$0.24	$1.60
Diluted (loss) earnings per share	$(0.80)	$0.56	$0.23	$1.51
Basic weighted average shares outstanding	4,422,131	4,451,460	4,413,438	4,457,724
Common stock equivalents due to dilutive effect of stock options	300,480	269,712	274,637	264,492
Diluted total weighted average shares outstanding	4,722,611	4,721,172	4,688,075	4,722,216

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2002
(Dollars In Thousands, Except Per Share Amounts)
(Unaudited)

					Accumulated		Unearned
					other		Stock-
		Additional			comprehensive	Unallocated	Based	Total
	Common	paid-in	Retained	Treasury	income	ESOP	Incentive	stockholders'
	stock	capital	earnings	stock	(loss)	shares	Plan	equity

Balance at December 31, 2001	$66	68,259	64,702	(39,158)	105	(529)	(57)	93,388
Net income	—	—	2,022	—	—	—	—	2,022
Change in net unrealized loss on investments available for sale (net of tax benefit of $284)	—	—	—	—	(445)	—	—	(445)

Total comprehensive income	—	—	—	—	—	—	—	1,577
Cash dividends declared and paid ($0.15 per share)	—	—	(672)	—	—	—	—	(672)
Common stock repurchased (25,750 shares at an average price of $24.32 per share)	—	—	—	(626)	—	—	—	(626)
Stock options exercised	—	456	—	430	—	—	—	886
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	—	14	14
Appreciation in fair value of shares charged to expense for compensation plans	—	199	—	—	—	—	—	199

Balance at March 31, 2002	$66	68,914	66,052	(30,354)	(340)	(529)	(43)	94,766

Net income	—	—	2,583	—	—	—	—	2,583
Change in net unrealized gain on investments available for sale (net of tax $672)	—	—	—	—	1,052	—	—	1,052

Total comprehensive income	—	—	—	—	—	—	—	3,635
Cash dividends declared and paid ($0.16 per share)	—	—	(718)	—	—	—	—	(718)
Common stock repurchased (60,080 shares at an average price of $28.63 per share)	—	—	—	(1,711)	—	—	—	(1,711)
Stock options exercised	—	(396)	—	1,720	—	—	—	1,324
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	—	12	12
Appreciation in fair value of shares charged to expense for compensation plans	—	255	—	—	—	—	—	255

Balance at June 30, 2002	$66	68,773	67,917	(30,354)	712	(529)	(31)	97,563

Net loss	—	—	(3,530)	—	—	—	—	(3,530)
Change in net unrealized gain/(loss) on investments available for sale (net of tax $215)	—	—	—	—	335	—	—	335

Total comprehensive income	—	—	—	—	—	—	—	(3,195)
Cash dividends declared and paid ($0.16 per share)	—	—	(719)	—	—	—	—	(719)
Common stock repurchased (60,735 shares at an average price of $29.78 per share)	—	—	—	(1,812)	—	—	—	(1,812)
Stock options exercised	—	75	—	958	—	—	—	1,033
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	—	10	10
Appreciation in fair value of shares charged to expense for compensation plans	—	276	—	—	—	—	—	276

Balance at September 30, 2002	$66	69,124	63,668	(40,199)	1,047	(529)	(21)	93,156

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Net cash flows from operating activities:
Net income	$1,075	$7,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, impairment, amortization and accretion, net	8,406	2,028
Earned SIP shares	36	66
Appreciation in fair value of shares charged to expense for compensation plans	730	503
Income from bank owned life insurance	(603)	(934)
Provision for loan losses	850	620
Loans originated for sale	(484,226)	(384,727)
Proceeds from sale of loans	489,391	370,752
Gain on sale of loans	(8,593)	(7,538)
Gain on sale of investment securities	(361)	(230)
Gain on sale of premises	—	(217)
Increase in accrued interest receivable	(532)	(543)
Increase in prepaid expenses and other assets, net	(4,210)	(1,268)
Increase in accrued expenses and other liabilities, net	293	210

Net cash provided by (used in) operating activities	2,256	(14,131)

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	12,521	3,628
Proceeds from maturities of investment securities held to maturity	25	1,500
Proceeds from maturities of investment securities available for sale	2,003	24,400
Purchase of investment securities available for sale	(56,246)	(30,053)
Purchase of mortgage-backed securities available for sale	(81,264)	(87,415)
Purchase of FHLB and Federal Reserve Stock	(344)	(3,559)
Principal payments on mortgage-backed securities available for sale	67,335	10,929
Principal payments on mortgage-backed securities held to maturity	11,376	10,697
Principal payments on investment securities available for sale	1,135	661
Increase in loans, net	(48,856)	(41,797)
Purchases of premises and equipment	(1,251)	(1,499)
Proceeds from sale of real estate owned	—	147
Proceeds from sale of premises	—	790
Additional investment in real estate owned	—	(2)

Net cash used in investing activities	(93,566)	(111,573)

-Continued on next page-

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

	For the Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Cash flows from financing activities:
Increase in deposit accounts	$81,100	$21,505
Repayments of Federal Home Loan Bank advances	(335,681)	(361,984)
Proceeds from Federal Home Loan Bank advances	335,356	484,650
Cash dividends paid	(2,109)	(1,973)
Common stock repurchased	(4,149)	(5,843)
Options exercised, net of taxes	3,243	1,625
Increase in advance payments by borrowers for taxes and insurance	187	121

Net cash provided by financing activities	77,947	138,101

Net (decrease)increase in cash and cash equivalents	(13,363)	12,397
Cash and cash equivalents at beginning of period	95,957	50,675

Cash and cash equivalents at end of period	$82,594	$63,072

Supplemental disclosure of cash flow information:
Payments during the period for:
Interest	$36,804	$43,733

Taxes	$3,336	$3,393

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 of BostonFed Bancorp, Inc., (“BostonFed” or the “Company”) and its wholly-owned subsidiaries, Boston Federal Savings Bank (“BFS”), Broadway National Bank (“BNB”), BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2001.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. As of January 1, 2002, the Company performed the required transition impairment test of goodwill and determined that no impairment adjustment was required as of the date of adoption. Goodwill of a reporting unit shall be tested for impairment at least on an annual basis and between annual tests if considered necessary. The impairment evaluation requires the Company to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the impairment test. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The difference between the implied fair value and the carrying value of the goodwill is the amount of the impairment. At September 30, 2002, the Company reassessed the carrying amount of goodwill related to its acquisition of Diversified Ventures, Inc., doing business as Forward Financial Company. Due primarily to a decline in the volume of loan sales of manufactured housing loans, resulting from the continuing recession in the manufactured housing industry, the Company’s valuation assessment resulted in an impairment charge of $7.0 million, or approximately $4.6 million, net of taxes, during the third quarter of 2002. After this impairment charge, the Company had $10.8 million of goodwill on its balance sheet at September 30, 2002, $7.8 million of which is attributable to Forward Financial Company. No amortization of goodwill is being recorded. In the event that manufactured housing loan sales materially decline further, or the severity of the manufactured housing recession delays the return to normal volumes of production beyond management’s expectations, further impairment assessments could result in additional goodwill adjustments in accordance with FAS 142.

     The Company also maintains an additional intangible asset, Originated Mortgage Servicing Rights (“OMSR”), which represent the present value of future loan servicing fees, net of expected costs to service, based on certain assumptions. During the quarter ended September 30, 2002, the Company added $1.5 million, with an expected weighted average life of 4.48 years, to the OMSR. The Company incurred a $1.7 million impairment charge related to its OMSR, due primarily to a record volume of mortgage loan prepayments and the utilization of more rapid prepayment speeds in valuing the remaining OMSR’s. The balance of OMSR at September 30, 2002 was $7.4 million with an expected weighted average life of 4.07 years. The OMSR represents approximately 71 basis points of the loan balances serviced for others.

NOTE 2:  COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At September 30, 2002, the Company had commitments of $135.5 million to originate mortgage loans and $2.0 million to purchase loans from correspondent lenders. Of these $137.5 million commitments, $87.3 million were adjustable rate mortgage loans with interest rates ranging from 4.63% to 8.50% and $50.2 million were fixed rate mortgage loans with interest rates ranging from 5.13% to 8.75%. The Company also had commitments to sell $111.1 million of mortgage loans.

     At September 30, 2002, the Company was servicing first mortgage loans of approximately $1.04 billion, which are either partially or wholly-owned by others.

     The Commonwealth of Massachusetts’ Department of Revenue (“DOR”) issued Notices of Assessments (“notices”) for additional taxes and interest to each of the Company’s two Banks for the tax years ended December 31, 1999 and 2000. The notices stipulate that the additional taxes and interest in the amounts of $1.5 million and $242,000, respectively, relate to the denied claim of dividends received deduction pertaining to the Banks’ Real Estate Investment Trusts (“REITS”). Similar to other banks operating in the Commonwealth of Massachusetts with similar REIT subsidiaries that have also received such notices from the DOR, the Banks excluded 95% of the dividends that they received from the REITS for state tax purposes when the tax returns were prepared. The DOR has challenged this deduction, arguing that such distributions are not considered dividends for purposes of the Internal Revenue Code and, as such, cannot be deducted for state tax purposes. The Banks believe that their tax treatment of the dividends is valid under Massachusetts’s law. The Banks intend to file a dispute of the DOR findings and appeal the DOR’s proposed assessments. Accordingly, the Banks intend to continue their current accounting practice of estimating their tax provision under the assumption that their dividend deductions for prior periods are valid, and they claimed the dividends received deduction when they filed their December 31, 2001 excise tax returns. Adhering to the DOR’s contention, the Company could potentially be assessed an additional $2.6 million of state taxes, not including additional interest, through September 30, 2002.

NOTE 3:  LEGAL SETTLEMENTS

     During the quarter ended September 30, 2002, the Company settled a lawsuit, which had been filed against its indirect subsidiary, Forward Financial Company, by a bank in New York State. The Company incurred a cost of $750,000 during the third quarter to settle the lawsuit, resulting in a reduction in earnings per share of approximately $.09 per share.

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

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

	(Dollars in thousands)

			TOTAL
			REPORTABLE			CONSOLIDATED
	BFS	BNB	SEGMENTS	OTHER	ELIMINATIONS	TOTALS

At or for the three months ended September 30, 2002:
Interest income	$19,707	2,016	21,723	1,051	(969)	21,805
Interest expense	10,851	458	11,309	1,788	(969)	12,128
Provision for loan losses	325	25	350			350
Non-interest income	2,659	400	3,059	57		3,116
Non-interest expense	16,347	1,229	17,576	213		17,789
Income tax(benefit) expense	(1,745)	234	(1,511)	(305)		(1,816)
Net(loss)income	(3,412)	470	(2,942)	(588)		(3,530)
Total assets	1,377,724	174,298	1,552,022	162,079	(161,608)	1,552,493
Net interest margin	2.79%	4.30%	n.m	n.m.	n.m.	2.73%
Return on average assets	(1.01)%	1.10%	n.m	n.m.	n.m.	(0.92)%
Return on average equity	(13.16)%	14.25%	n.m	n.m.	n.m.	(14.07)%
At or for the three months ended September 30, 2001:
Interest Income	$21,718	2,322	24,040	1,198	(1,114)	24,124
Interest expense	13,393	658	14,051	1,788	(1,114)	14,725
Provision for loan losses	163	37	200			200
Non-interest income	3,915	290	4,205	15		4,220
Non-interest expense	8,110	1,157	9,267	147		9,414
Income tax expense (benefit)	1,371	244	1,615	(238)		1,377
Net income (loss)	2,596	516	3,112	(484)		2,628
Total assets	1,305,274	163,985	1,469,259	162,898	(156,241)	1,475,916
Net interest margin	2.79%	4.75%	n.m	n.m.	n.m.	2.80%
Return on average assets	0.81%	1.29%	n.m	n.m.	n.m.	0.73%
Return on average equity	11.05%	16.22%	n.m	n.m.	n.m.	11.21%
n.m. = not meaningful

	(Dollars in thousands)

			TOTAL
			REPORTABLE			CONSOLIDATED
	BFS	BNB	SEGMENTS	OTHER	ELIMINATIONS	TOTALS

At or for the nine months ended September 30, 2002:
Interest Income	$58,789	6,017	64,806	3,201	(2,956)	65,051
Interest expense	32,866	1,409	34,275	5,365	(2,956)	36,684
Provision for loan losses	775	75	850			850
Non-interest income	9,833	1,149	10,982	358		11,340
Non-interest expense	32,304	4,199	36,503	704		37,207
Income tax expense (benefit)	929	489	1,418	(843)		575
Net income (loss)	1,748	994	2,742	(1,667)		1,075
Total assets	1,377,724	174,298	1,552,022	162,079	(161,608)	1,552,493
Net interest margin	2.83%	4.27%	n.m	n.m.	n.m.	2.76%
Return on average assets	0.18%	0.79%	n.m	n.m.	n.m.	0.10%
Return on average equity	2.30%	10.23%	n.m	n.m.	n.m.	1.46%
At or for the nine months ended September 30, 2001:
Interest Income	$64,656	7,101	71,757	3,655	(3,475)	71,937
Interest expense	39,982	2,003	41,985	5,365	(3,475)	43,875
Provision for loan losses	508	112	620			620
Non-interest income	10,826	863	11,689	230		11,919
Non-interest expense	24,092	3,512	27,604	656		28,260
Income tax expense (benefit)	3,865	793	4,658	(704)		3,954
Net income (loss)	7,035	1,544	8,579	(1,432)		7,147
Total assets	1,305,274	163,985	1,469,259	162,898	(156,241)	1,475,916
Net interest margin	2.87%	5.01%	n.m	n.m.	n.m.	2.91%
Return on average assets	0.77%	1.33%	n.m	n.m.	n.m.	0.69%
Return on average equity	10.31%	16.12%	n.m	n.m.	n.m.	10.27%
n.m. = not meaningful

NOTE 5:  RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145, among other things, addresses financial accounting and reporting of gains and losses from extinguishment of debt. SFAS No. 145 requires gains and losses resulting from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and amends SFAS No. 13, Accounting for Leases. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yields/Costs
(Unaudited)

	2002			2001

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
For the quarter ended September 30:
Assets:
Interest-earning assets:
Investment securities (1)	$123,125	$1,030	3.35%	$100,200	$1,335	5.33%
Loan, net and loans held for sale (2)	1,139,154	18,541	6.51%	1,103,395	20,638	7.48%
Mortgage-backed securities (3)	156,490	2,234	5.71%	136,925	2,151	6.28%

Total interest-earning assets	1,418,769	21,805	6.15%	1,340,520	24,124	7.20%

Non interest-earning assets	109,926			106,101

Total assets	1,528,695			1,446,621

Liabilities and Stockholders’ Equity:
Interest-bearing Liabilities:
Money market deposit accounts	62,083	250	1.61%	54,015	349	2.58%
Savings accounts	207,560	749	1.44%	176,605	1,026	2.32%
Now accounts	140,887	113	0.32%	127,355	170	0.53%
Certificate accounts	428,087	4,597	4.30%	410,269	5,908	5.76%

Total	838,617	5,709	2.72%	768,244	7,453	3.88%
Borrowed Funds (4)	449,177	5,538	4.93%	459,424	6,392	5.57%
Corporation-obligated mandatorily redeemable capital securities	32,000	881	11.01%	32,000	880	11.00%

Total interest-bearing liabilities	1,319,794	12,128	3.68%	1,259,668	14,725	4.68%

Non interest-bearing liabilities	108,524			93,211

Total liabilities	1,428,318			1,352,879

Stockholders’ Equity	100,377			93,742

Total liabilities and stockholders’ equity	$1,528,695			$1,446,621

Net interest rate spread (5)		$9,677	2.47%		$9,399	2.52%

Net interest margin (6)			2.73%			2.80%

Ratio of interest-earning assets to interest-bearing liabilities	107.50%			106.42%

(1)	Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold. (2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.

(3)	Includes mortgage-backed securities available for sale and held to maturity.

(4)	Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company’s FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 4.92% and 5.55% for the three months ended September 30, 2002 and September 30, 2001, respectively.

(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yields/Costs
(Unaudited)

	2002			2001

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
For the nine months ended September 30:
Assets:
Interest-earning assets:
Investment securities (1)	$121,648	$3,021	3.31%	$100,142	$4,648	6.19%
Loan, net and loans held for sale (2)	1,103,561	55,729	6.73%	1,076,888	62,098	7.69%
Mortgage-backed securities (3)	146,048	6,301	5.75%	107,811	5,191	6.42%

Total interest-earning assets	1,371,257	65,051	6.32%	1,284,841	71,937	7.46%

Non-interest-earning assets	110,956			102,102

Total assets	1,482,213			1,386,943

Liabilities and Stockholders’ Equity:
Interest-bearing Liabilities:
Money market deposit accounts	60,850	744	1.63%	54,374	1,111	2.72%
Savings accounts	194,480	2,114	1.45%	172,416	3,304	2.55%
Now accounts	138,786	337	0.32%	126,653	603	0.63%
Certificate accounts	404,056	13,742	4.53%	412,780	18,542	5.99%

Total	798,172	16,937	2.83%	766,223	23,560	4.10%
Borrowed Funds (4)	444,768	17,105	5.13%	406,519	17,674	5.80%
Corporation-obligated mandatorily redeemable capital securities	32,000	2,642	11.01%	32,000	2,641	11.00%

Total interest-bearing liabilities	1,274,940	36,684	3.83%	1,204,742	43,875	4.85%

Non-interest-bearing liabilities	108,864			89,404

Total liabilities	1,383,804			1,294,146

Stockholders’ Equity	98,409			92,797

Total liabilities and stockholders’ equity	$1,482,213			$1,386,943

Net interest rate spread (5)		$28,367	2.49%		$28,062	2.61%

Net interest margin (6)			2.76%			2.91%

Ratio of interest-earning assets to interest-bearing liabilities	107.55%			106.65%

(1)	Includes investment securities available for sale and held to maturity, short-term investments, stock in FHLB-Boston and daily federal funds sold. (2) Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.

(3)	Includes mortgage-backed securities available for sale and held to maturity.

(4)	Interest paid on borrowed funds for the periods presented includes interest expense on FNMA deposits held in escrow accounts with the Company related to the Company’s FNMA servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 5.10% and 5.78% for the nine months ended September 30, 2002 and September 30, 2001, respectively.

(5)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Item 2.	MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. GENERAL

In addition to historical information, this 10-Q includes certain forward-looking statements based on current management expectations. Generally, verbs in the future tense and the words, “believe”, “expect”, “anticipate”, “intends”, “opinion”, “potential”, and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements applicable to the Company’ operations, the allowance for losses discussion, subsequent events and any quantitative and qualitative disclosure about market risk. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors and the effects of war or terrorist activities affecting the Company’s operations, markets, products, services and prices. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The Company, headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for BFS, in connection with the conversion of BFS from a mutual to a stock form of ownership. The Company later acquired BNB, a nationally-chartered commercial bank, as its wholly-owned subsidiary in February 1997. In December 1999, the Company acquired Diversified Ventures, Inc., d/b/a Forward Financial Company (“Forward Financial”) and Ellsmere Insurance Agency, Inc., (“Ellsmere”). Forward Financial operates as a subsidiary of BFS and Ellsmere has limited operations as a subsidiary of BNB.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits, borrowings and corporation obligated mandatorily redeemable capital securities distributions, (“trust preferred securities”) expense. Results of operations are also affected by the Company’s provision for loan losses, investment activities, gains or losses on sale of loans, fees and amortization or adjustments to originated mortgage servicing rights. The Company’s non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, advertising, data processing expense, and other expenses. Results of operations of the Company are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

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

B. FINANCIAL CONDITION

Total assets at September 30, 2002 were $1.552 billion, compared to $1.471 billion at December 31, 2001, an increase of $81.6 million. Increased balances in investment securities available for sale, mortgage-backed securities available for sale and loans, net, more than offset decreases in cash and cash equivalents and mortgage-backed securities held to maturity. Cash and cash equivalents declined to $82.6 million at September 30, 2002, from a balance of $96.0 million at December 31, 2001 as some of the liquidity was used to fund purchases of investment securities available for sale, which increased by $41.2 million to a balance of $104.5 million at September 30, 2002. Such liquidity was primarily invested in an adjustable-rate mortgage mutual fund. Mortgage-backed securities available for sale increased to a balance of $109.9 million at September 30, 2002, from $94.9 million at December 31, 2001, as a result of investments in collateralized mortgage-backed securities (“CMO’s”). Loans, net, increased by $48.0 million to a balance of $1.104 billion at September 30, 2002, compared to a balance of $1.056 billion at December 31, 2001 as the Company was able to increase its loan portfolio, despite a heavy volume of loans refinanced due to lower market interest rates.

The Company’s loan portfolio was comprised of the following at:

	(In thousands)
	9/30/02	12/31/01

	(Unaudited)
Mortgage loans:
Residential 1-4 family	$724,139	$763,599
Multi-family	17,471	25,904
Construction and land	133,880	99,337
Commercial real estate	125,077	107,767

	1,000,567	996,607

Consumer and other loans:
Home equity and improvement	93,023	66,539
Secured by deposits	499	678
Consumer	3,685	3,439
Business	47,407	28,103

	144,614	98,759

Total loans, gross	1,145,181	1,095,366

Allowance for loan losses	(13,018)	(12,328)
Construction loans in process	(32,071)	(30,264)
Net unearned discount on loans purchased	40	48
Deferred loan origination costs	3,672	2,976

Loans, net	$1,103,804	$1,055,798

As noted in the above table, the allowance for loan losses amounted to $13.0 million at September 30, 2002. Management believes the allowance is adequate to absorb probable loan losses. The allowance for loan losses increased from $12.3 million at December 31, 2001 due to the year-to-date provision, net of charge-offs/recoveries. The Company believes that the allowance for loan losses is at a reasonable level based on its evaluation of information currently available. The Company maintains an allowance for losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the nine months ended September 30, 2002:

(In thousands)
Balance at December 31, 2001	$12,328
Loss provision	850
Recoveries	296
Charge-offs	(456)
Balance at September 30, 2002	$13,018

Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers’ ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance based on their judgments about information available to them at the time of their examination. While management uses information currently available to estimate inherent losses on its loans, future additions to the allowance may be necessary based on future events, including changes in local, regional and national economic conditions, changes in local, regional and national real estate markets and changes in market interest rates. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is affected by such changes.

As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its management Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is “sub-standard.” At September 30, 2002, the Company classified $13.2 million of loans ($12.2 million at BFS and $1.0 million at BNB) as sub-standard compared to $2.7 million ($1.8 million of BFS and $911,000 of BNB) at December 31, 2001. The vast majority of the increase in sub-standard loans was due to three borrower relationships becoming sub-standard (and non-performing) representing six loans, which consist of $6.3 million of land development and $1.8 million commercial loan. Non-performing assets at September 30, 2002, which include the three borrower relationships mentioned above, amounted to $10.1 million or .65% of total assets, compared to $1.2 million, or .08% of total assets, at December 31, 2001. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at September 30, 2002 was sufficient to provide for anticipated losses inherent in the loan portfolio.

The Company’s $13.0 million allowance for loan losses at September 30, 2002 represented 129% of non-performing loans or 1.14% of total loans, compared to $12.3 million at December 31, 2001, or 1,065% of non-performing loans and 1.13% of total loans. Management believes this coverage ratio is prudent due to the balance increase in the combined total of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $331.1 million at December 31, 2001 to approximately $420.5 million at September 30, 2002.

The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $701,000 and $61,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The amount of interest income that was recorded on these loans was $568,000 and $29,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

At September 30, 2002, there were 4 loans characterized as impaired. During the nine months ended September 30, 2002, the average recorded value of impaired loans was $2.66 million, $367,000 interest income was recognized and $327,000 of interest income would have been recognized under the loans’ original terms during the nine-months ended September 30, 2002.

Deposit accounts increased by $81.1 million, from $884.5 million at December 31, 2001 to $965.6 million at September 30, 2002 as deposit flows have increased slightly. Of the $81.1 million increase in deposits, $48.0 million was in wholesale brokered-deposits, bringing the total of brokered deposits to $139.8 million. Federal Home Loan Bank (“FHLB”) advances and other borrowings are essentially the same at $448.7 million at September 30, 2002, compared to $449.0 million at December 31, 2001.

The following is a summary of deposit balances by type at:

	(In thousands)
	9/30/02	12/31/01

	(Unaudited)
Now	$146,036	$138,528
Regular & satement savings	212,245	180,966
Money market	62,557	58,133
Demand deposits & official checks	111,002	110,776

Total non-certificate accounts	531,840	488,403

Certificate accounts:
3 to 6 months	54,942	65,507
9 months	—	—
1 to 3 years	247,336	233,275
Greater than 3 years	84,784	53,701
IRA/KEOGH	46,714	43,630

Total certificate accounts	433,776	396,113

	$965,616	$884,516

Expected maturity of certificate accounts:
Within one year	$218,379	$247,745
One to two years	98,125	79,236
Two to three years	77,519	38,611
Over three years	39,753	30,521

	$433,776	$396,113

C. LIQUIDITY AND CAPITAL RESOURCES

The primary source of cash flow for the Company is dividend payments from BFS and BNB, sales and maturities of investment securities and, to a lesser extent, earnings on deposits held by the Company. Dividend payments have primarily been used to fund stock repurchase programs, pay dividends to stockholders, interest on trust preferred securities and other operating expenses of the Company. The ability of BFS and BNB to pay dividends and other capital distributions to the Company is generally limited by OTS and OCC regulations, respectively. Additionally, the OTS and OCC may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons. As of September 30, 2002, BFS and BNB had $17.4 million of dividends that could be paid to the Company without regulatory approval and the Company had $6.5 million of securities available for sale and $7.0 million cash or cash equivalents. Any dividend by BFS or BNB beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS or the OCC. To the extent BFS or BNB were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities. The Banks’ primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, sales of loans, sales or maturities of investments, mortgage-backed and related securities and borrowing from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Management has maintained adequate liquidity so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. Neither the OTS nor the OCC provide specific guidance for liquidity ratios for BFS and BNB, respectively, but do require the Banks to maintain reasonable and prudent liquidity levels. Management believes such levels are being maintained.

The Company’s and Bank’s most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.

Liquid assets for the periods indicated, consisted of the following:

	September 30,	December 31,
	2002	2001

	(In Thousands)
Cash and cash equivalents	$82,594	$95,957
Investment securities available for sale	104,499	63,258
Mortgage-backed securities available for sale	109,891	94,922
Loans held for sale	28,040	24,612

Total liquid assets	$325,024	$278,749

These amounts represent 20.9% and 19.0% of the Company’s total assets at September 30, 2002 and December 31, 2001, respectively.

The Banks have other sources of liquidity if a need for additional funds arises, including FHLB advances, wholesale-brokered deposits and repurchase agreements (collateralized borrowings). At September 30, 2002, the Banks had $448.7 million in advances outstanding from the FHLB and had, with existing collateral, an additional $68.8 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied 1-4 family loans, multi-family and commercial loans. The Banks generally do not pay the highest deposit rates in their market and accordingly utilize alternative sources of funds such as FHLB advances and wholesale-brokered deposits to supplement cash flow needs.

At September 30, 2002, the Banks had commitments to originate loans and unused outstanding lines of credit totaling $318.0 million. The Banks anticipate that they will have sufficient funds available to meet their current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from September 30, 2002, totaled $218.4 million.

At September 30, 2002, the consolidated stockholders’ equity to total assets ratio was 6.0%. As of September 30, 2002, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company’s consolidated total risk-based capital, tier 1 risk-based capital and tier 1 leverage capital ratios were 12.8%, 11.4% and 7.4%, respectively. BFS’s tier 1 (core) capital, total risk-based, capital, tier 1 risk-based and tangible equity capital ratios were 6.5%, 11.1%, 9.8% and 6.5%, respectively. BNB’s risk-based total capital, risk-based tier 1 capital and leverage capital ratios were 13.4%, 12.2% and 6.0%, respectively.

D. COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

GENERAL

During the quarter ended September 30, 2002, the Company recorded a net loss of $3.5 million, or $.80 basic and diluted loss per share, compared to net income of $2.6 million, or $.59 basic and $.56 diluted earnings per share for the third quarter of 2001. The primary reason for the current quarter’s loss was the tax-deductible goodwill impairment charge of $7.0 million, ($4.6 million, net after tax). At September 30, 2002, the Company reassessed the carrying amount of goodwill related to its acquisition of Forward Financial Company. Due primarily to a decline in the volume of loan sales of manufactured housing loans, resulting from the continuing recession in the manufactured housing industry, the Company’s valuation assessment resulted in an impairment charge. After this impairment charge, the Company had $10.8 million of goodwill on its balance sheet at September 30, 2002, $7.8 million of which is attributable to Forward Financial Company. Due to the implementation of SFAS No. 142, no amortization of goodwill is currently being recorded. Additionally, the Company incurred a $1.7 million impairment charge related to its OMSR, due primarily to a record volume of mortgage loan prepayments and the utilization of more rapid prepayment speeds in valuing the remaining OMSR’s. The Company also incurred an expense of $750,000, (approximately $500,000 net after tax), to settle a lawsuit during the quarter. Through the nine months ended September 30, 2002, earnings were $1.1 million, or $.24 basic and $.23 diluted earnings per share, compared to $7.1 million, or $1.60 basic and $1.51 diluted earnings per share for the nine months ended September 30, 2001. Excluding the goodwill impairment charge and the legal settlement, but including the OMSR impairment, the current quarter’s income was approximately $1.5 million, or $.34 basic and $.32 diluted earnings per share. In addition to the above items, year-to-date earnings were also impacted by the settling of a legal dispute at BNB during the first quarter. Excluding the cost of the settlement of the two legal disputes and the goodwill impairment, earnings were approximately $6.4 million, net of taxes, or $1.46 basic and $1.37 diluted earnings per share. Earnings per share for the nine months ended September 30, 2001, excluding amortization of goodwill, were $1.76 basic and $1.66 diluted. For the nine-months ended September 30, 2002 and 2001, the annualized return on average stockholders’ equity was 1.46% and 10.27%, respectively. Comments regarding the components of net income are detailed in the following paragraphs.

Interest Income

Total interest income on interest-earning assets for the quarter ended September 30, 2002 declined by $2.3 million, or 9.5%, to $21.8 million, compared to the quarter ended September 30, 2001. The decrease in interest income was due to a 105 basis point decline in the average yield on interest earning assets, partially offset by the earnings on the $78.2 million increase in average interest-earning assets. The average yield on interest-earning assets declined to 6.15% for the three months ended September 30, 2002 from 7.20% for the three-months ended September 30, 2001. Total interest income for the nine months ended September 30, 2002 was $65.1 million, a decrease of $6.9 million, or 9.6%, compared to the $71.9 million interest earned for the nine months ended September 30, 2001. The decline in interest income in the current period was caused by the 114 basis point drop in the average yield, partially offset by the earnings on the $86.4 million increase in average interest earning assets. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indexes resulting from the Federal Reserve induced decline in market interest rates during 2001. Additionally, the proceeds received from the record levels of loan prepayments and matured investment securities have been re-invested at much lower interest rates due to the decline in market interest rates in 2002.

Interest income on loans, net, for the quarter ended September 30, 2002 declined by $2.1 million, or 10.2%, to $18.5 million compared to $20.6 million for the comparable quarter in 2001. For the nine months ended September 30, 2002, interest income on loans, net, declined $6.4 million, or 10.3%, to $55.7 million, compared to $62.1 million for the nine months ended September 30, 2001. The decrease in interest income from loans, net, for the current nine month period was due to the 96 basis point decline in the average yield, partially offset by the earnings on the $26.7 million increase in the average balance of loans, net. The average yield on loans, net for the nine months ended September 30, 2002 was 6.73%, compared to an average yield of 7.69% for the nine months ended September 30, 2001. Many adjustable-rate loans continue to reprice lower as the major repricing indexes remain at historic lows. The Company has continued investing in interest sensitive loans such as equity lines, commercial and construction, business and other short-term indexed loans and selling essentially all fixed-rate longer term loans into the secondary market in order to better protect against rising interest rates.

Interest on mortgage-backed securities for the quarter ended September 30, 2002 was $2.2 million, approximately the same as for the quarter ended September 30, 2001. The income remained stable, despite a 57 basis point decrease in the average yield, due to growth of $19.6 million in average balance. The average balance of mortgage-backed securities increased from $136.9 million for the quarter ended September 30, 2001 to an average of $156.5 million during the current quarter. For the nine months ended September 30, 2002, the average balance of mortgage-backed securities was $146.0 million, compared to an average balance of $107.8 million for the nine months ended September 30, 2001. The increase in average balances was primarily attributable to the acquisition of collateralized mortgage obligations (“CMO’s”). These investments were purchased as part of the Company’s effort to leverage the trust-preferred securities, which are classified as capital for regulatory purposes. Average yields declined from 6.42% for the nine months ended September 30, 2001, to 5.75% for the current nine-month period.

Income from investment securities was $1.0 million for the three months ended September 30, 2002, compared to $1.3 million for the prior year quarter. The average balance of investment securities increased to $123.1 million for the three months ended September 30, 2002, compared to $100.2 million for the prior year quarter. The decline in income was caused by a reduction in the average yield, which declined from 5.33% for the three months ended September 30, 2001 to 3.35% for the current quarter. The reduction in yields on investment securities is also reflective of the declines in market interest rates; especially the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits. Although the average balance of investment securities increased by $21.5 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, interest income declined from $4.6 million for the prior year period to $3.0 million for the current year period. Because the Company’s investment securities are generally of a shorter-term nature, the decline in market interest rates has had a significant impact on the overall yield of investment securities. The average yield of investment securities for the nine months ended September 30, 2002 was 3.31%, compared to 6.19% for the nine months ended September 30, 2001.

The most recent 50 basis point decline in short-term interest rates induced by the Federal Reserve Board on November 6, 2002, will further exacerbate the yields of the loan and investment portfolios, especially the assets repricing based on short-term indexes and the investments that are generally of short-term duration. Additionally, this decline in interest rates may precipitate another wave of mortgage loan re-financings, which could result in the cash payments being reinvested at lower yields.

Interest Expense

Total interest expense on interest-bearing liabilities for the quarter ended September 30, 2002 declined by $2.6 million, or 17.7%, to $12.1 million compared to $14.7 million for the quarter ended September 30, 2001. The decrease in interest expense for the current quarter was primarily due to a 100 basis point reduction in the average cost of interest bearing liabilities, offset somewhat by the interest cost applicable to a $60.1 million increase in the average balance of interest-bearing liabilities, which averaged $1.320 billion during the current quarter, compared to an average balance of $1.260 billion during the quarter ended September 30, 2001. The average cost of interest-bearing liabilities decreased to 3.68% during the quarter ended September 30, 2002, compared to 4.68% for last year’s comparable quarter. For the nine months ended September 30, 2002, interest expense on interest-bearing liabilities totaled $36.7 million, compared to $43.9 million for the nine months ended September 30, 2001, a decrease of $7.2 million, or 16.4%. The lower interest expense in the current period is due to the 102 basis point decline in the average cost of funds, which declined to 3.83% in the nine months ended September 30, 2002, compared to 4.85% in the prior year period. The Company’s cost of interest bearing liabilities has declined slower than overall market interest rates as market conditions, the already low interest rates being paid on deposits and longer term FHLB advances have precluded further substantial declines in the interest paid on these interest-bearing liabilities.

Interest expense on deposit accounts was $5.7 million for the quarter ended September 30, 2002, a decrease of $1.8 million from the $7.5 million for the quarter ended September 30, 2001. Interest expense on deposit accounts declined due to a 116 basis point decrease in the average cost of deposits. For the three months ended September 30, 2002, the average cost of deposits was 2.72%, compared to 3.88% for the three months ended September 30, 2001. Average balances of deposit accounts, at $838.6 million, were $70.4 million higher during the quarter ended September 30, 2002, compared to average balances of $768.2 million for the prior year quarter. For the nine months ended September 30, 2002, interest expense on deposit accounts was $16.9 million, compared to $23.6 million for the prior year period, a decrease of $6.7 million. The decrease is attributable to a 127 basis point decline in the average cost of deposit accounts in the nine months ended September 30, 2002, compared to the prior year period.

Interest expense on borrowed funds was $5.5 million and $17.1 million for the three and nine months ended September 30, 2002, compared to $6.4 million and $17.7 million for the three and nine months ended September 30, 2001. Borrowed funds declined to an average of $449.2 million during the three months ended September 30, 2002 from an average of $459.4 million for the prior year quarter. For the nine months ended September 30, 2002, the average balance of borrowed funds was $444.8 million compared to an average balance of $406.5 million during the nine months ended September 30, 2001, an increase of $38.3 million. The average cost of borrowed funds was 5.13% for the nine months ended September 30, 2002, a decline of 67 basis points, compared to the 5.80% cost of borrowed funds for the nine months ended September 30, 2001. The average cost of borrowed funds has not declined as rapidly or to the same extent as the cost of deposits due primarily to the longer average term of advances compared to deposits.

Net Interest Income

Net interest income for the three months ended September 30, 2002 was $9.7 million compared to $9.4 million for the three months ended September 30, 2001. The Company was able to expand its net interest income through leveraging, despite a seven basis point decrease in the net interest margin. The net interest margin for the quarter ended September 30, 2002 was 2.73%, compared to 2.80% for the prior year’s third quarter. The net interest rate spread declined from 2.52% for the quarter ended September 30, 2001, to 2.47% for the current quarter. For the nine months ended September 30, 2002, net interest income was $28.4 million, compared to $28.1 million for the nine months ended September 30, 2001. The net interest margin in the current period averaged 2.76%, compared to 2.91% for the nine months ended September 30, 2001. The Company has experienced net interest margin pressure due to increases in non-performing loans and the effects of declining asset yields, which have exceeded the Company’s ability to reduce liability costs commensurate with the historic reductions in market interest rates. The Company cannot predict when interest rates will rise to more normal levels and whether such increases will result in higher net interest margins.

Provision for Loan Losses

The provision for loan losses was $350,000 for the quarter ended September 30, 2002, compared to $200,000 for the comparable period last year. On a year to date basis, the provision for loan losses was $850,000, compared to $620,000 for the nine months ended September 30, 2001. The increase in the provision was due to the increased level of non-performing loans and the higher balances invested in commercial real estate loans, business loans and other higher yielding loans. See Item 2, Section B. FINANCIAL CONDITION for further discussion on the Company’s methodology for providing for loan losses.

Non-Interest Income

Total non-interest income declined to $3.1 million for the quarter ended September 30, 2002, compared to $4.2 million for the quarter ended September 30, 2001 due primarily to lower loan processing and servicing fees resulting from the OMSR impairment charge. Loan processing and servicing fees were a negative $1.4 million for the quarter ended September 30, 2002 compared to a negative $134,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, loan processing and servicing fees were a negative $1.9 million, compared to a negative $20,000 for the nine months ended September 30, 2001. The declines were due to adjustments for the impairment of OMSRs mentioned above. Gain on sale of loans amounted to $3.0 million for the quarter ended September 30, 2002, compared to $2.8 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, gain on sale of loans amounted to $8.6 million, compared to $7.5 million for the prior nine-month period. The increased gain on sale of loans resulted from a continuation of high volumes of one- to four-family mortgage loan sales, made possible by the volume of lending activity, especially fixed-rate one- to four-family mortgages, in the current low interest rate environment. Included in the above gain on sale of loans were gains on sale of manufactured housing loans, which amounted to $3.3 million for the nine months ended September 30, 2002, compared to $4.3 million for the nine months ended September 30, 2001, resulting from reduced activity in the manufactured housing market. Deposit service fees increased from $620,000 in the quarter ended September 30, 2001, to $789,000 in the current quarter. On a year-to-date basis, deposit service fees amounted to $2.2 million, compared to $1.8 million for the nine months ended September 30, 2001. The increase was primarily due to increases in fees and higher levels of deposit account services activity. Other non-interest income was lower in the current quarter and on a year-to-date basis due to the Company’s interest in the NYCE bank automated teller machine clearing network, which was sold, resulting in the recognition of a $273,000 gain and a gain of $157,000 on the sale of BFS’s former Billerica Office location during the third and second quarters of 2001, respectively.

Non-Interest Expense

Non-interest expenses include compensation and benefits, which increased to $6.2 million for the current quarter, compared to $5.3 million for the quarter ended September 30, 2001. The primary reasons for the increase are normal year-over-year employee expense increases, higher than usual sales commissions and expenses incurred for loan originations and the Company’s accrual of approximately $200,000 for its defined benefit pension plan (the “plan”). The Company has not incurred an expense for this plan for over a decade as the plan sponsor was in an over-funded status. Compensation and benefits increased to $17.8 million for the nine months ended September 30, 2002 from $16.0 million for the comparable prior year period due primarily to the above-mentioned reasons. On a year-to-date basis, goodwill impairment was $7.0 million as explained above. The nine months ended September 30, 2001 included amortization of goodwill of $1.1 million. During the current quarter the Company settled a lawsuit with the payment of $750,000, which combined with the lawsuit settled during the first quarter of this year, results in legal settlement costs of $1.3 million. Other non-interest expense declined in the current three- and nine-month periods, compared to last year’s as the three and nine months ended September 30, 2001 included higher outside professional fees and a variety of other increased expenses.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2002 was $575,000, for an effective tax rate of 34.9%. For the nine months ended September 30, 2001, income tax expense was $4.0 million, for an effective tax rate of 35.6%.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

One of the principal market risks affecting the Company is interest rate risk. The objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors’ approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company’s Board of Directors has established a management Asset/Liability Committee that is responsible for reviewing the Company’s asset/liability policies and interest rate risk position. The Committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one-to four-family mortgage loans; (2) generally selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 15 years while generally retaining the servicing rights thereof; (3) primarily investing in investment securities or mortgage-backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing FHLB advances to replace rate sensitive retail deposits. A portion of the FHLB advances may be called depending on the level of interest rates relative to the interest rate being charged at the applicable call date. Accordingly, if interest rates rise sufficient to trigger the call feature, the Company’s net interest margin may be negatively impacted if called advances are replaced by new, higher cost advances.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Company’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. These differences are a primary component of the risk to net interest income. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to reprice loans and investing cash flows from maturing assets in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income.

Certain shortcomings are inherent in gap analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

At September 30, 2002, the Company’s one-year gap was a positive 12.6% of total assets, compared to a positive 6.8% of total assets at December 31, 2001.

The Company’s interest rate sensitivity is also monitored by management through the use of a model, which internally generates estimates of the change in net portfolio value (“NPV”) over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results. See the Company’s Form 10-K for the year ended December 31, 2001 for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 2001.

Item 4.	CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in its filings under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing date of this report, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of evaluation. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II — OTHER INFORMATION

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

(b) Reports on Form 8-K

Reports on Form 8-K filed on September 24, 2002 regarding lawsuit settlement

Reports on Form 8-K filed on November 1, 2002 announcing 10th stock repurchase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTONFED BANCORP, INC.
(Registrant)

Date: November 14, 2002	By: /s/ David F. Holland David F. Holland President and Chief Executive Officer

Date: November 14, 2002	By: /s/ John A. Simas John A. Simas Executive Vice President, Chief Financial Officer and Corporate Secretary

I, David F. Holland, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of BostonFed Bancorp, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ David F. Holland David F. Holland President and Chief Executive Officer

I, John A. Simas, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of BostonFed Bancorp, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ John A. Simas Executive Vice President, Chief Financial Officer and Corporate Secretary