Form 10-K
period 2002-12-31
BOSTONFED BANCORP INC
filed 2003-03-31
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 1-13936

BOSTONFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1940834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 New England Executive Park, Burlington, Massachusetts	01803

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (781) 273-0300
Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, par value $.01 per share	The American Stock Exchange
(Title of Class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes ☒  No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $103.0 million, based upon the closing price of $25.31 as listed on the American Stock Exchange on March 7, 2003. Solely for the purposes of this calculation, the shares held by the directors and officers of the registrant are deemed to be held by affiliates.

     As of March 7, 2003, the registrant’s outstanding common stock consisted of 4,429,876 shares, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part II: Portions of the Annual Report to Shareholders for the year ended December 31, 2002.

Part III: Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

     This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on BostonFed Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements may be preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

     Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the market area in which BostonFed Bancorp, Inc. operates, as well as nationwide, BostonFed Bancorp, Inc.’s ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. BostonFed Bancorp, Inc. assumes no obligation to update any forward-looking statements.

PART I

Item 1. Business.

General

     BostonFed Bancorp, Inc. (“BostonFed” or the “Company”), headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for Boston Federal Savings Bank (“Boston Federal”) in connection with the conversion of Boston Federal from a mutual to stock form of ownership. BostonFed later acquired Broadway National Bank (“Broadway National”), a nationally chartered commercial bank, as its wholly-owned subsidiary. BostonFed is a registered multi-bank holding company whose principal business is conducted through its wholly-owned subsidiaries, Boston Federal and Broadway National (collectively, the “Banks”).

     Through its subsidiaries, Boston Federal and Broadway National, BostonFed attracts retail deposits from the general public in the greater Boston metropolitan area and other areas of New England. Additionally, the Company obtains deposits from nationwide brokers. The Company invests deposits, together with funds generated from operations, loan sales and borrowings, primarily in one- to four-family residential mortgage loans. BostonFed also invests in commercial real estate, construction and land, multi-family mortgage, equity lines of credit, business and consumer loans (secured by personal and/or real property) and other investments. BostonFed originates mortgage loans for investment and for sale in the secondary market, generally retaining the originated mortgage servicing rights.

     BostonFed, through the acquisition of Diversified Ventures, d/b/a Forward Financial (“Forward Financial”), and a related company, Ellsmere Insurance Agency, Inc. in December 1999, also originates consumer loans primarily with customers purchasing or refinancing manufactured homes, recreational vehicles and boats and subsequently sells substantially all of these loans, servicing released, to various purchasers (“client lenders”). This acquisition, along with the continued increases in business, commercial real estate, construction lending and home equity loans, has allowed BostonFed to diversify its product line, asset mix and the geographical area in which it operates.

     BostonFed continually evaluates mergers, acquisitions and other business combination opportunities and it may undertake informal discussions or negotiations that may result in formal discussions and future business combinations. Transactions of this type have risks relating to, among other things, the loss of key employees, the disruption of ongoing businesses, the failure to integrate the combined businesses and the failure to achieve expected synergies. BostonFed cannot predict what the consequences would be of any such business combination. However, an unsuccessful business combination, and other factors, could ultimately result in the BostonFed’s divestiture or termination of a business segment. In addition, any business combination in which BostonFed issues common stock could dilute the ownership interest of its stockholders.

Available Information

     We maintain an Internet website at http://www.bostonfed.com. During the second fiscal quarter of 2003, we intend to begin making available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Market Area and Competition

     BostonFed has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves. BostonFed obtains deposits largely from the communities surrounding its offices and extends loans throughout eastern Massachusetts and, to a lesser extent, other areas of New England. Forward Financial provides its consumer lending services in approximately one half the states in the U.S. through two offices.

     BostonFed faces significant competition both in generating loans and in attracting deposits. The Boston metropolitan area is a highly competitive market and the national market for consumer lending is also very competitive. BostonFed’s share of deposits and loan originations in eastern Massachusetts amounts to less than one percent. BostonFed faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than BostonFed. BostonFed’s competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, consumer finance, pension funds and insurance companies. Its most direct competition for deposits has historically come from savings and commercial banks and in recent years from mutual funds and equity markets. In addition, BostonFed faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds and annuities. Increased competition for customers can result in erosion of the Banks’ customer bases and result in the Banks pricing their products and services more aggressively to maintain their respective customer bases which in turn could result in reduced levels of net interest income and net income.

Dependence on Regional and Local Economy

     Economic conditions at the local and national levels, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, significantly affect the operations of financial institutions such as the Banks. The Company’s operations depend upon the New England region of the United States, including the greater Boston metropolitan area and southern New Hampshire (the Banks’ primary market area). To this extent, if the local and regional economic conditions deteriorate or there is downturn in the market values of properties in the Banks’ primary market areas, it would likely have an adverse impact on the Company.

Lending Activities

     Loan Portfolio Composition. BostonFed’s loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. To a lesser extent, BostonFed’s loan portfolio also includes multi-family, commercial real estate, construction and land development, business and consumer loans.

     The types of loans that BostonFed may originate are subject to extensive regulation by federal, state and local authorities, and various laws and judicial and administrative decisions imposing requirements and restrictions on BostonFed’s lending activities and general operations. Policies adopted by these entities can significantly affect BostonFed’s business operations. In addition, these authorities periodically conduct examinations of BostonFed and the Banks and may impose various requirements or sanctions.

     Interest rates charged by BostonFed on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including its various regulatory agencies and legislative tax policies.

     For additional information on the composition of BostonFed’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Changes in Financial Condition – Assets.”

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

     BostonFed’s general policy is to sell a substantial majority of the one-to four-family fixed-rate mortgage loans with maturities of fifteen years or over. It generally retains adjustable-rate loans and fixed-rate loans with maturities of under fifteen years sufficient to meet its portfolio needs. BostonFed generally retains the servicing of mortgage loans sold. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2002, BostonFed was servicing $1.1 billion of mortgage loans for others.

     The gross servicing fee income from loans sold is generally 0.25% to 0.38% of the total balance of the loans serviced. BostonFed typically does not purchase servicing rights related to mortgage loans originated by other institutions. BostonFed recognizes the present value of the servicing income, net of servicing expenses, attributable to servicing rights upon sale of the loan. BostonFed amortizes the capitalized mortgage servicing rights using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. BostonFed reviews prepayment activity on its serviced loans and evaluates mortgage servicing for impairment at least quarterly and adjusts its capitalized mortgage servicing rights amortization schedule accordingly. Generally, a decline in market interest rates will cause expected repayment speeds to increase resulting in a lower valuation for mortgage servicing rights and ultimately impairment of those servicing rights. As of December 31, 2002, BostonFed had $6.9 million of capitalized mortgage servicing rights, representing 64 basis points of loans serviced for others.

     BostonFed also originates business loans through its business lending department, which was established in 1998. The loans are generally secured by the business assets, such as equipment, machinery, receivables, inventory, etc., of the borrower. Typically, the loans are either term or line of credit.

     Additionally, BostonFed, through Forward Financial, originates loans on manufactured homes, recreational vehicles and boats. Forward Financial originates and sells substantially all of its consumer loans, servicing released, to client lenders. The client lenders impose their underwriting standards and if they consider an application satisfactory and accept it, the loan is approved for closing. In this manner Forward Financial eliminates its exposure to interest rate risk on such loans as well as nearly all credit risk. Forward Financial receives a fee upon the sale of loans and records such revenue as gain on sale of loans. Client lenders are aware that loans secured by rapidly depreciable assets such as manufactured homes, recreational vehicles and boats, or loans that are unsecured entail greater risks than one- to four-family mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults. Accordingly, client lenders’ future purchases may be impacted by their experience with these loans. Because these loans are generally sold without recourse, Forward Financial has minimal credit risk exposure. At December 31, 2002, Forward Financial had no repossessed assets.

     Equity loans are originated in the form of lines of credit, primarily secured by second mortgages on one- to four-family residences in BostonFed’s market area. These lines of credit generally provide consumers with a tax-advantaged and flexible borrowing arrangement.

     Occasionally, BostonFed is the lead bank in generally larger loans, usually retaining 50% or more of the balance and participating-out the remaining balance of the loan. At December 31, 2002, BostonFed was the lead bank in nine loans with a cumulative total balance of $78.2 million. BostonFed’s portion was $48.7 million, of which $37.6 million had been disbursed.

     BostonFed also participates in loans when a correspondent financial institution has underwritten the loan according to BostonFed’s policies and closed the loan in its own name. BostonFed’s participation in commercial real estate loans and business loans originated and serviced by other financial institutions totaled $9.6 million and $15.4 million, respectively, at December 31, 2002.

     BostonFed has also purchased one- to four-family whole loans that are being serviced by others. The balance of these loans at December 31, 2002, was approximately $2.4 million.

     BostonFed engages in certain hedging activities to facilitate the sale of its originated and purchased mortgage loans and to minimize its interest rate risk between the time the loan commitments are made and the time the loans are securitized or packaged and sold. BostonFed currently utilizes forward loan sale commitment contracts with Fannie Mae, Freddie Mac and other investors as its method of hedging loan sales. Generally, BostonFed will enter into contracts to deliver loans or agency mortgage-backed securities to purchasers for a specified price at a future date while it processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. Loans that are closed and funded may also be pooled to create mortgage-backed securities which can be delivered to fulfill the forward commitment contracts. The amount of forward coverage of the “pipeline” of mortgages is set on a day-to-day basis by an operating officer, within policy guidelines, based primarily on BostonFed’s assessment of the levels of mortgage-origination activity and, to a lesser degree, the general direction of interest rates. Risks may arise from the possible inability of BostonFed to originate loans to fulfill the contracts, in which case BostonFed would repurchase the forward commitment at the then prevailing market prices. For the year ended December 31, 2002, BostonFed had $8.7 million in net gains attributable to the sale of mortgage loans. Forward Financial recorded $4.0 million in net gains, the vast majority of which is attributable to the sale of consumer loans.

     For additional information about BostonFed’s loan originations, sales and purchases of mortgage business and consumer loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Changes in Financial Condition – Assets.”

     One- to Four-Family Mortgage Lending. BostonFed offers both fixed-rate and one, three, five and seven year adjustable-rate mortgage loans with maturities of generally up to thirty years. The interest rates for the majority of BostonFed’s adjustable-rate mortgage loans are indexed to the Constant Maturity Treasury Index (“CMT Index”). BostonFed currently offers fixed-rate mortgage loans with amortization periods of five to thirty years and a number of adjustable-rate mortgage loan programs with amortization schedules ranging from ten to thirty years. BostonFed originates adjustable-rate mortgage loans that have fixed interest rates for an initial period then adjust annually or a greater period according to their terms. The one- to four-family adjustable-rate loan products generally reprice based on a margin in effect when the loan was originated, currently 275 to 350 basis points over the CMT Index for the Treasury security of a maturity, which is comparable to the interest adjustment period for the loan. Generally, all of BostonFed’s adjustable-rate mortgage loans provide for periodic (generally 2%) and overall caps (generally 6%) on the increase or decrease in interest rate at any adjustment date and over the life of the loan, respectively.

     BostonFed generally originates one- to four-family residential mortgage loans in amounts up to 80% of the appraised value or the selling price of the property securing the loan, whichever is lower, and up to 100% of the appraised value or selling price if private mortgage insurance is obtained for the portion of the loan that exceeds 75% of the appraised value or selling price, whichever is lower. However, BostonFed may originate single-family or two-family owner-occupied mortgage loans under certain loan programs in amounts up to 90% of the appraised value or selling price, whichever is lower, without private mortgage insurance.

     Multi-Family Mortgage Lending. BostonFed originates multi-family mortgage loans that are generally secured by five to 120 unit apartment buildings. Its decision to make a multi-family loan is influenced by the value of the underlying property as well as the qualifications of the borrower. BostonFed also considers the following factors: the net operating income of the mortgaged premises before debt service and depreciation; the debt service coverage ratio (the ratio of earnings before debt service to debt service); and the ratio of loan amount to appraised value. BostonFed generally requires a debt service ratio of 115% or greater. Pursuant to BostonFed’s current underwriting policies, a multi-family mortgage loan may generally be made in an amount up to 85% of the appraised value of the underlying property to a maximum loan amount of $7.5 million. However, most loans are granted at or below 80% of the appraised value. If possible, personal guarantees of the principal borrower are obtained on multi-family loans made to corporations, partnerships and other business entities. Depending upon the creditworthiness of the borrower and amount of the down payment, BostonFed may make an exception and not require a personal guarantee, or may require limited recourse on such loans.

     When evaluating the qualifications of the borrower for a multi-family loan, BostonFed considers the borrower’s financial resources and income level and experience in owning or managing similar property, as well as BostonFed’s lending experience with the borrower. BostonFed’s underwriting guidelines require the borrower to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is also required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. Generally, BostonFed assesses the creditworthiness of a borrower by reviewing the financial and pro-forma cash-flow statements on the property and the employment and credit history of the guarantor, as well as other related documentation. At December 31, 2002, the largest multi-family loan outstanding balance was a $4.7 million performing loan secured by an apartment building located in Arlington, Massachusetts.

     Loans secured by apartment buildings and other multi-family residential properties generally involve a greater degree of risk than one- to four-family residential mortgage loans and typically involve higher loan principal amounts. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. The Banks currently originate loans secured by multi-family properties on a limited basis. The Banks attempt to offset the risks associated with multi-family lending by primarily lending to individuals who will be actively involved in the management of the property and who have proven management experience, and by making such loans with lower loan-to-value ratios than one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for such loans or the future cash flow of the affected properties. Additionally, in past periods of declining real estate values in the Banks’ lending areas, such declines were more pronounced with respect to multi-family than owner-occupied one- to four-family properties. As a result, in periods of declining real estate values multifamily loans may be more adversely affected than one- to four-family loans. See “Business—Dependance on Regional and Local Economy.”

     Commercial Real Estate Lending. BostonFed originates commercial real estate loans that are secured by properties generally used for business purposes such as office buildings, retail facilities, hotels, manufacturing facilities, etc. BostonFed’s underwriting policies allow commercial real estate loans to be made in amounts up to the lesser of 85% of the appraised value of the property, or BostonFed’s current maximum loan limit. Currently, the maximum loan limit is $7.5 million. However, BostonFed will generally not grant loans that exceed 80% of the appraised value.

     BostonFed currently originates commercial real estate loans with terms of up to twenty-five years, the majority of which contain adjustable-rates and are indexed primarily to the CMT or an FHLB Index. BostonFed generally applies the same underwriting standards and procedures to commercial real estate loans as it does for multi-family loans. BostonFed has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, BostonFed may not require a personal guarantee, or may require limited recourse on such loans depending on the creditworthiness of the borrower and the amount of the down payment. BostonFed’s commercial real estate loan portfolio at December 31, 2002, was $96.5 million, or 8.49% of total loans. The largest commercial real estate loan outstanding balance in BostonFed’s portfolio at December 31, 2002, was a $6.9 million performing loan secured by a self storage facility located in Danvers, Massachusetts.

     Loans secured by commercial real estate properties usually involve a greater degree of risk than one- to four-family residential mortgage loans and typically involve higher loan principal amounts. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. The Banks attempt to offset the risks associated with commercial real estate lending by primarily lending to individuals who will be actively involved in the management of the property and who have proven management experience, and by making such loans with lower loan-to-value ratios than one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for such loans or the future cash flow of the affected properties. Additionally, in past periods of declining real estate values experienced in the Banks’ lending areas, such declines were more pronounced with respect to commercial properties than owner-occupied one- to four-family properties. As a result of these and other factors, such types of loans may experience higher degrees of delinquencies and charge-offs as compared to one- to four family loans in periods of declining economic activity and real estate values. See “Business – Dependance on Regional and Local Economy.”

     Construction and Land Lending. BostonFed originates loans for the acquisition and development of property to licensed and experienced contractors in its primary market area. The majority of BostonFed’s construction loans have been made to finance the construction of one- to four-family residential properties, multi-family residential buildings, commercial real estate, hotels and other facilities. BostonFed originates loans secured by land, but it generally does not originate such loans unless the borrower has also secured sub-division approval to obtain financing for the construction of structures on the property. These loans are primarily adjustable-rate loans with maturities of less than two years.

     BostonFed originates construction and land mortgage loans in amounts up to 75% of the lesser of the appraised value of the property, as improved, or sales price, unless such loan is for the construction of a residential property which cannot exceed an 80% loan-to-value ratio. BostonFed disburses proceeds of the loans as phases of the construction are completed. If possible, personal guarantees of the principal borrowers are obtained on loans to a corporation, partnership or other business entity. In some instances, BostonFed may not require a personal guarantee, or may require limited recourse on such loans depending on the credit worthiness of the borrower and the loan-to-value ratio. Currently, BostonFed’s maximum loan limit is $7.5 million. BostonFed’s largest construction and land loan outstanding balance at December 31, 2002, was a performing loan of $8.0 million disbursed, with a remaining loan-in-process balance of $1.0 million, as an exception was made to the maximum loan limit of BostonFed’s policy. This property is secured by an office building located in Marlboro, Massachusetts.

     Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, BostonFed may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. See “Business—Dependance on Regional and Local Economy.”

     Business Loans. BostonFed began originating loans to businesses and corporations in 1998. These loans, amounting to $32.8 million at December 31, 2002, are generally secured by the assets of the borrowing entity. The most typical type of loans generated for BostonFed are term loans and lines of credit. These loans generally require the personal guaranty of the principal borrowers. Depending upon the creditworthiness of the borrower and the loan-to-value ratio, however, personal guarantees may not be required, or only a limited recourse may be required on such loans. BostonFed has separate lending guidelines and underwriting standards for this type of lending. These guidelines currently limit the maximum loan to $7.5 million. The largest outstanding business loan balance in BostonFed’s portfolio as of December 31, 2002, was a $5.5 million performing loan secured by a company’s assets, which are located in various cities. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property with a value that tends to be more easily ascertainable, business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

     Equity Lines. Substantially all of BostonFed’s home equity lines of credit are secured by second mortgages on one- or two-family residences located in BostonFed’s primary market area. Generally, under the terms of BostonFed’s home equity lines of credit, borrowers may draw on such lines of credit and repay outstanding interest on a monthly basis over a period of up to ten years. Thereafter, the outstanding balance drawn on such lines of credit is converted to an adjustable-rate loan with a term of up to ten years. BostonFed’s underwriting standards include evaluating an applicant’s credit history and assessing the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.

     Other Lending. Other loans consist primarily of consumer loans such as automobile loans, and loans secured by savings accounts. Such loans are generally originated in BostonFed’s primary market area.

     Collections. Loans secured by rapidly depreciable assets such as equipment, machinery, automobiles, etc., or that are secured by accounts receivable or inventories or are unsecured loans entail greater risks than one-to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, because there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, loan collections on these loans depend on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

     Mortgage Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Banks. Such limits are included in a matrix with the corresponding level of authority requirements. At Boston Federal, Board of Directors’ approval is generally required on all one- to four-family loans in excess of $2.5 million, on all commercial real estate, multi-family and non-owner occupied construction loans and all business loans in excess of $5.0 million. At Broadway National, a similar matrix has been established and Board of Directors’ approval is required on all loans in excess of $500,000.

     According to regulations of the Office of Thrift Supervision (the “OTS”) and Office of the Comptroller of the Currency (the “OCC”), loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank’s unimpaired capital surplus and applicable allowance for loan losses. At December 31, 2002, the regulatory loans to one borrower limit was $15.3 million and $1.7 million for Boston Federal and Broadway National, respectively.

Nonperforming and Problem Assets

     Classified Assets. BostonFed’s Asset Classification Policy and federal regulations require that BostonFed use an internal asset classification system as a means of reporting problem and potential problem assets. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets are inadequately protected by the collateral pledged, if any, or the current net worth and paying capacity of the obligor and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified as loss is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as a loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

     Boston Federal’s and Broadway National’s Asset Classification Committee reviews and classifies assets on a quarterly basis and reports the results of its review to the Board of Directors. BostonFed classifies assets according to management guidelines described above. At December 31, 2002, BostonFed had, on a consolidated basis, $28.0 million of assets designated as “special mention,” and $16.9 million of assets designated as “substandard.” Included in these amounts was $5.5 million in non-performing loans at December 31, 2002. In the opinion of management, the remaining “special mention” and “substandard” loans of $39.4 million evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become non-performing assets in future periods. Additional classified assets include no assets designated as “doubtful” and $1.7 million of assets designated as “loss.” All assets classified as “loss” have been charged off for financial statement purposes.

     For additional information about BostonFed’s classified assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality.”

     Non-Performing Assets and Restructured Loans. At December 31, 2002, there were nine restructured loans totaling $5.3 million. Restructured loans are impaired loans where one or more of the original contract terms have been modified in a concession the Company would not otherwise consider but for economic or other reasons pertaining to the debtor’s difficulties. Real estate owned and repossessed assets, net, totaled $1.0 million consisting of a land development project. It is the policy of BostonFed to cease accruing interest on loans 90 days or more past due and to charge-off all interest previously accrued on such loans. The balance of non-performing loans at December 31, 2002, was $5.5 million. For the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the amount of additional interest income that would have been recognized on non-performing loans if such loans had continued to perform in accordance with their contractual terms was $172,000, $32,000, $40,000, $(2,000) and $33,000, respectively. For the same periods, the difference between the amount of interest income that would have been recognized on impaired loans if such loans were performing in accordance with their regular terms and amounts recognized was $120,000, $0, $0, $2,000 and $1,000, respectively.

     At December 31, 2002, loans which were characterized as impaired pursuant to Statement of Accounting Standards 114 and 118 totaled $8.4 million. All of the impaired loans have been measured using the discounted cash flow method or the fair value of the collateral method if the loan is collateral dependent. During the year ended December 31, 2002, the average recorded value of impaired loans was $4.3 million, interest income of $720,000 was recognized, all of which was recorded on a cash basis, and $840,000 of interest income would have been recognized under original terms.

	At December 31,

	2002	2001	2000

	(In thousands)
Impaired loans:
Business	$6,015	—	—
Construction	2,165	—	—
Commercial real estate	211	216	206

Total	$8,391	216	206

     For additional information about BostonFed’s non-performing assets and restructured loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality.”

     Allowance for Loan Losses. The Company maintains an allowance for losses that is inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

     Management believes the allowance is adequate to absorb probable loan losses. Management’s methodology to estimate loss exposure inherent in the portfolio include an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers’ ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements about information available to them at the time of their examination.

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is affected by changes in market conditions.

     Amounts provided for the years 2002, 2001 and 2000 were $1.4 million, $820,000 and $1.0 million, respectively. The increase in the provision for the year ended December 31, 2002, was due to higher levels of non-performing loans and increased charge-offs. During the years ended December 31, 2002, 2001 and 2000, there were $1.4 million, $234,000 and $454,000, respectively, in charge-offs against this allowance. For the years ended December 31, 2002, 2001 and 2000, there were recoveries of $359,000, $361,000 and $181,000, respectively, credited to the allowance. As of December 31, 2002 and 2001, the Company’s allowance for loan losses was 1.13% of total loans. Management believes the coverage ratio in 2002 is prudent considering the higher levels in the combined total of construction and land, commercial real estate, home equity and improvement, multi-family and business loans. These combined balances amounted to $369.3 million at December 31, 2002, an increase of $41.6 million compared to the combined total of $327.7 million at December 31, 2001. These loans aggregated to 34.5% and 31.0% of the total loans, net, at December 31, 2002 and 2001, respectively.

     The Company had non-performing loans of $5.5 million and $1.2 million at December 31, 2002, and December 31, 2001, respectively. The Banks believe that their policies and procedures related to monitoring and resolution of problem loans and assets are adequate. In this regard, the Banks monitor their problem loans and, based on information known to management at such time, establish reserves against foreseeable losses related to such loans. While the Banks believe that they have established adequate reserves against such loans or written down the values of the properties securing such loans to reflect the current estimated fair values of such properties, no assurance can be provided that the properties securing such loans will not further decrease in value or can be sold for their estimated fair values in the event the Banks foreclose or take possession of such properties or that the Banks will not experience further losses related to such loans.

     The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. While management believes the Company’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Company’s level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Company or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of allowance for loan losses.

     For additional information on BostonFed’s loan loss allowance and the process for evaluating its adequacy, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality.”

Real Estate Owned and Other Repossessed Assets

     At December 31, 2002, BostonFed had $1.0 million of real estate owned, net of valuation allowances and no other repossessed assets. The real estate owned consisted of a land development in New Hampshire. When BostonFed acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, BostonFed provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of BostonFed to obtain an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure and continue to appraise foreclosed properties and conduct inspections on a periodic basis.

Investment Activities

     The investment policy of BostonFed, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement BostonFed’s lending activities. Generally, BostonFed’s investment policy is more restrictive than federal regulations allow. Accordingly, BostonFed has invested primarily in United States government and agency securities, mutual funds which qualify as liquid assets under applicable regulations, federal funds and U.S. government-sponsored agency issued mortgage-backed securities and privately-issued collateralized mortgage obligations (“CMOs”). The Company has also invested in corporate bonds, trust preferred securities and other investment vehicles. BostonFed has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. BostonFed does not currently maintain a portfolio of securities categorized as held for trading. The investment policy provides different management levels of approval, from the investment officer up to and including the Board of Directors, depending on the size of purchase or sale and monthly cumulative purchase or sale amounts. Generally, according to BostonFed’s policies, the Board must provide prior approval for all individual securities investments over $10.0 million and approval for all monthly purchases which aggregate $25.0 million or more. On a quarterly basis, BostonFed’s Board, Boston Federal’s Investment Committee and Broadway National’s Board are provided with activity reports and summaries of the held to maturity and available for sale investment portfolios for their respective banks. Activity reports are also provided to the Boards monthly.

     Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing the net yield on such securities. Conversely, prepayments may be less than estimated amounts, thus extending the average life of the instrument beyond the original anticipated maturity. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     For additional information about BostonFed’s investment activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Changes in Financial Condition – Assets.”

Sources of Funds

     General. Retail deposits, wholesale brokered deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of BostonFed’s funds for use in lending, investing and for other general purposes.

     Deposits. BostonFed offers a variety of deposit accounts with a range of interest rates and terms. BostonFed’s deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate of deposit accounts. For the year ended December 31, 2002, average core deposits (excludes certificates of deposit) represented 49.5% of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. BostonFed’s deposits are obtained predominantly from the areas in which its branch offices are located. BostonFed relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions, mutual funds and equity markets significantly affect BostonFed’s ability to attract and retain deposits. BostonFed uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area except through the use of wholesale brokered deposits which increased by $40.8 million during 2002 and declined by $26.6 million during 2001. Brokered deposits were $132.7 million and $91.9 million at December 31, 2002 and 2001, respectively.

     The following table presents the deposit activity of BostonFed for the periods indicated:

	For the Year Ended December 31,

	2002	2001	2000

	(In thousands)
Net increase in deposits	$53,421	4,766	47,873
Interest credited on deposit accounts	22,341	30,103	31,725

Total increase (decrease) in deposit accounts	$75,762	34,869	79,598

     At December 31, 2002, BostonFed had $53.7 million in certificate accounts in amounts of $100,000 or more (excluding wholesale deposits) maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate

	(Dollars in thousands)
Three months or less	$13,878	2.67%
Over 3 through 6 months	7,213	2.80
Over 6 through 12 months	21,059	3.78
Over 12 months	11,582	4.62

Total	$53,732	3.54

     For additional information about BostonFed’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Changes in Financial Condition – Liabilities and Capital.”

     Borrowings. BostonFed utilizes advances from the Federal Home Loan Bank as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of BostonFed’s mortgage loans and mortgage-backed securities, mutual funds, investment securities and secondarily by BostonFed’s investment in capital stock of the Federal Home Loan Bank. Federal Home Loan Bank advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank will advance to member institutions, fluctuates from time to time in accordance with the policies of the Office of Thrift Supervision, Office of Comptroller of the Currency and the Federal Home Loan Bank. During the year ended December 31, 2002, BostonFed decreased its net borrowings from the Federal Home Loan Bank by $22.4 million to a balance of $426.6 million. A portion of the FHLB advances may be called depending on the level of interest rates relative to the interest rate being charged on the applicable call date. Accordingly, if interest rates rise sufficient to trigger the call feature, the Company’s net interest margin may be negatively impacted if called advances are replaced by new, higher cost advances.

     For additional information about BostonFed’s borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Changes in Financial Condition – Liabilities and Capital.”

Corporation Obligated Mandatory Redeemable Capital Securities

     On July 12, 2000, BostonFed sponsored the creation of BFD Preferred Capital Trust I (“Trust I”), a New York common law trust. BostonFed is the owner of all of the common securities of the Trust I. On July 26, 2000, the Trust I issued $10.0 million of its 11.295% Capital Securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with BostonFed’s $309,000 capital contribution for the Trust I common securities, were used to acquire $10.3 million aggregate principal amount of the company’s 11.295% Junior Subordinated notes due July 19, 2030, which constitute the sole asset of the Trust I. BostonFed has, through the Trust I agreement establishing Trust I, the Guarantee Agreement, the notes and the related Indenture, taken together, fully irrevocably and unconditionally guaranteed all of the Trust I’s obligations under the Capital Securities.

     On August 18, 2000, BostonFed sponsored the creation of BFD Preferred Capital Trust II (“Trust II”), a statutory business trust created under the laws of Delaware. BostonFed is the owner of all of the common securities of the Trust II. On September 22, 2000, the Trust II issued $22.0 million of its 10.875% Capital Securities. The proceeds from this issuance, along with BostonFed’s $681,000 capital contribution for the Trust II common securities, were used to acquire $22.7 million aggregate principal amount of BostonFed’s 10.875% Junior Subordinated Debentures due October 1, 2030, which constitute the sole assets of Trust II. BostonFed has, through the Declaration of Trust and the Amended and Restated declaration of Trust establishing Trust II, the Common Securities and the Capital Securities Guarantee Agreements, the debentures and related Indenture, taken together, fully, irrevocably and unconditionally guaranteed all of Trust II’s obligations under the Capital Securities.

Certain Anti-Takeover Provisions Which May Discourage Takeover Attempts

     Certain provisions of BostonFed’s Certificate of Incorporation and Bylaws, particularly a provision limiting voting rights, as well as certain federal regulations, assist BostonFed in maintaining its status as an independent publicly owned corporation. These provisions provide for, among other things, supermajority voting on certain matters, staggered boards of directors, non-cumulative voting for directors, limits on the calling of special meetings, and limits on voting shares in excess of 10% of the outstanding shares. These provisions in BostonFed’s governing instruments may discourage potential proxy contests and other potential takeover attempts, particularly those which have not been negotiated with the Board of Directors, and thus, generally may serve to perpetuate current management.

Ability to Pay Dividends

     BostonFed is a holding company and all of its operations are conducted through its subsidiaries. Therefore, BostonFed’s ability to pay dividends is dependent upon the earnings of its subsidiaries and their ability to pay dividends or make other payments to BostonFed. Certain laws and regulatory requirements limit the ability of subsidiaries to pay dividends or make other payments to BostonFed.

Subsidiary Activities

     Leader Corporation, incorporated under Massachusetts law, is a wholly owned subsidiary of Boston Federal. During 2002, Boston Federal continued its relationship with Independent Financial Marketing Group (“IFMG”), a third-party marketer (previously owned by Liberty Financial), now owned by Sun Life of Canada, to provide non-FDIC insured alternative investment products in segregated areas of Boston Federal’s branches. Under this contract, IFMG leases space from Boston Federal’s branch locations and pays rent and a percentage of sales to Leader Corporation.

     Forward Financial was acquired by Boston Federal in December 1999. Forward Financial is incorporated under Massachusetts law and operates as a subsidiary of Boston Federal. It originates loans, primarily directly with consumers purchasing or refinancing manufactured housing, recreational vehicles, and boats. To a lesser extent, Forward Financial originates real estate mortgages near its headquarters for its own portfolio and for sale. Forward Financial operates in approximately one half the states in the U.S. from its headquarters in Northborough, Massachusetts and an office in Las Vegas, Nevada. It sells the vast majority of the consumer loans it originates to third party client lenders.

     Ellsmere Insurance Agency, Inc. was acquired in December 1999 and has limited operations as a subsidiary of Broadway National. It is incorporated under Massachusetts law and holds a bank insurance broker license and a corporate broker license in Massachusetts. It also holds a non-resident broker license in various states where applicable to the conduct of business in these states.

Personnel

     As of December 31, 2002, BostonFed had 345 authorized full-time employee positions and 80 authorized part-time employee positions, for a total of approximately 380 full time equivalents. The employees are not represented by a collective bargaining unit and BostonFed considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

     BostonFed, as a bank holding company, is required to file certain reports with, and otherwise comply with the rules and regulations promulgated under the Bank Holding Company Act of 1956, as amended (“BHCA”). In addition, the activities of savings institutions, such as Boston Federal, are governed by the Home Owner’s Loan Act (“HOLA”) and the Federal Deposit Insurance Act (“FDI Act”). The activities of national banks such as Broadway National are generally governed by the National Bank Act and the FDI Act.

     Boston Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the back-up regulator. Boston Federal’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. Boston Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to providing notice or obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other institutions. Broadway National is subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and the FDIC, as the back-up regulator. Broadway National’s deposit accounts are insured up to applicable limits by the Bank Insurance Fund (“BIF”), which is also managed by the FDIC. The OTS and OCC conduct periodic examinations to test Boston Federal’s and Broadway National’s safety and soundness and compliance with various regulatory requirements. Federal regulations establish a comprehensive framework of activities in which an institution can engage and are intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination procedures, including procedures with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the OCC, the FDIC or Congress, could have a material adverse impact on BostonFed, Boston Federal and/or Broadway National and their operations. Certain of the regulatory requirements applicable to BostonFed, Boston Federal and to Broadway National are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to depository institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on BostonFed, Boston Federal and Broadway National.

     Ellsmere Insurance Agency, Inc. is regulated by the insurance regulatory agencies in Massachusetts and in those states in which it holds non-resident insurance agency licenses.

Federal Home Loan Bank of Boston

     Both Boston Federal and Broadway National are members of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for stockholder member institutions. The Banks, as stockholders of the Federal Home Loan Bank, are required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. Boston Federal and Broadway National were in compliance with this requirement with investments in Federal Home Loan Bank stock at December 31, 2002, of $23.4 million and $832,000, respectively.

     The Federal Home Loan Banks were required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements reduce the amount of dividends that the Federal Home Loan Banks pay to their members and can also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were further reduced, or interest on future Federal Home Loan Bank advances increased, the Banks’ net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

Holding Company Regulation

     Federal Regulation. Due to the acquisition of Broadway National, BostonFed became a bank holding company subject to examination, regulation, and periodic reporting under the BHCA, as administered by the Federal Reserve Bank of Boston (“FRB”).

     BostonFed is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company or merge with another bank holding company. Prior FRB approval will also be required for BostonFed to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, BostonFed would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. In evaluating such transactions, the FRB considers such matters as the financial and managerial resources of, and future prospects of, the companies involved, competitive factors and the convenience and needs of the communities to be served. Bank holding companies may acquire additional banks in any state, subject to certain restrictions such as deposit concentration limits. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over banks to be acquired.

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

     The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through “financial subsidiaries” in certain of the activities permitted for financial holding companies. Financial subsidiaries are generally treated as affiliates for purposes of restrictions on a bank’s transactions with affiliates.

     The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the OTS for Boston Federal and the OCC for Broadway National. See “Capital Requirements.” BostonFed’s total and Tier 1 capital exceeds these requirements.

     Bank holding companies are generally required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of BostonFed’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

     The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the Bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. These regulatory policies could affect the ability of BostonFed to pay dividends or otherwise engage in capital distributions.

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

     State Regulation. BostonFed is also a “bank holding company” within the meaning of the Massachusetts bank holding company laws. The prior approval of the Massachusetts Board of Bank Incorporation is required before BostonFed may acquire all or substantially all of the assets of any depository institution (or holding company thereof), merge with a holding company of a depository institution or acquire more than 5% of the voting stock of a depository institution or holding company thereof.

Acquisition of the Holding Company

     Federal Regulation. Under the Federal Change in Bank Control Act (“CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of BostonFed’s outstanding voting stock, unless the FRB has found that the acquisition will not result in a change in control of BostonFed. Under the CIBCA, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.

     Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of BostonFed within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of BostonFed or the ability to control in any manner the election of a majority of BostonFed’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of BostonFed’s voting stock. See “Holding Company Regulation.” Approval of the Massachusetts Board of Bank Incorporation may also be required for acquisition of BostonFed under some circumstances.

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

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (or Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include, among other items, cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements.

     National Banks are required by OCC regulation to maintain a leverage (core) capital at least equal to 4% of assets, net of certain exclusions (3% for institutions receiving the highest examination rating), a risk-based Tier I capital ratio of 4% and an 8% risk-based capital ratio. Banks and bank holding companies that engage in specified levels of trading activities may be subject to adjustments in calculating risk based capital ratios that may require additional capital. Both the OTS and the OCC have the discretion to establish higher capital requirements on a case-by-case basis where deemed appropriate in the circumstances of a particular institution.

     BostonFed is subject to consolidated capital requirements pursuant to the regulations of the FRB. Generally, a bank holding company must have a consolidated ratio of core (Tier 1) capital to total assets of at least 3% if it receives the FRB’s highest examination rating and 4% otherwise. A bank holding company also must maintain a total capital to risk-based assets ratio of at least 8% and a Tier 1 (core) capital to risk-based assets ratio of at least 4%.

     The following table presents Boston Federal’s and Broadway National’s capital position at December 31, 2002, relative to regulatory requirements.

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2002
Risk-based total capital:
BostonFed	$125,270	12.9%	$78,018	8.0%	$97,523	10.0%
Boston Federal	100,678	11.2	71,886	8.0	89,857	10.0
Broadway National	11,174	13.8	6,464	8.0	8,080	10.0
Core capital:
Boston Federal	89,441	6.6	54,102	4.0	67,628	5.0
Risk-based Tier I capital:
BostonFed	111,691	11.5	39,009	4.0	58,514	6.0
Boston Federal	89,441	10.0	35,943	4.0	53,914	6.0
Broadway National	10,172	12.6	3,232	4.0	4,848	6.0
Tangible capital:
Boston Federal	89,441	6.6	27,051	2.0	67,628	5.0
Leverage capital:
BostonFed	111,691	7.4	60,820	4.0	76,025	5.0
Broadway National	10,172	6.0	6,750	4.0	8,437	5.0

     Prompt Corrective Regulatory Action. The OTS and OCC are required to take certain supervisory actions against undercapitalized institutions under their jurisdiction, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS and OCC are required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS or OCC within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS and OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of Boston Federal and Broadway National are presently insured by the FDIC through the SAIF and BIF, respectively. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for both SAIF and BIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

     Boston Federal’s and Broadway National’s FDIC assessment rate for fiscal 2002 was zero basis points. A significant increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of BostonFed.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. By law, there was equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000. FICO payments during 2002 were $134,000 for Boston Federal and $25,000 for Broadway National. These payments approximated 1.75 basis points of assessable deposits.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital, surplus, and allowable general valuation allowance. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. National banks are generally subject to similar loan to one borrower limits. At December 31, 2002, Boston Federal’s regulatory limit on loans to one borrower was $15.3 million and Broadway National’s limit was $1.7 million. At December 31, 2002, Boston Federal’s largest aggregate outstanding balance of loans and outstanding commitments to one borrower was $9.1 million and Broadway National’s largest aggregate outstanding balance of loans and outstanding commitments to one borrower was $1.1 million, net of portion sold.

     QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, Boston Federal maintained approximately 90% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

     National banks such as Broadway National are not subject to the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. In the event Boston Federal’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, Boston Federal’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     National banks may not pay dividends out of their permanent capital and may not, without OCC approval, pay dividends in excess of the total of the Bank’s retained net income for the year combined with retained net income for the prior two years. A national bank may not pay a dividend that would cause it to fall below regulatory capital standards. At December 31, 2002, Broadway National met all applicable regulatory capital standards.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution’s total assets, including consolidated subsidiaries, as reported in Boston Federal’s latest quarterly thrift financial report. The assessments paid by Boston Federal for the fiscal year ended December 31, 2002, totaled approximately $238,000.

     National banks pay semi-annual assessments to the OCC to fund its operations based on asset size. Such assessments for Broadway National amounted to approximately $58,000 for the year ended December 31, 2002.

     Branching. OTS regulations permit nationwide branching by federally chartered savings institutions. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     National banks are authorized to establish branches within the state in which they are headquartered to the extent state law allows branching by state banks. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Act”) provided for interstate branching for national banks. Under the Act, interstate branching by merger was authorized on June 1, 1997, unless the state in which the bank is to branch has enacted a law opting out of interstate branching. Massachusetts did not enact any law opting out of interstate branching. De novo interstate branching is permitted by the Act to the extent the state into which the bank is to branch has enacted a law opting-out of authorizing out of state banks to establish de novo branches.

     Transactions with Related Parties. The authority of a depository institution to engage in transactions with related parties or “affiliates” (e.g., any company that controls or is under common control with an institution, including BostonFed) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the depository institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. Certain transactions between sister depository institutions in a holding company are exempt from these requirements.

     The authority of Boston Federal and Broadway National to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. There is an exception to this requirement for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans that institutions may make to insiders based, in part, on the institution’s capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions, the OCC has primary enforcement authority over national banks and both agencies have the authority to bring actions against the respective institutions and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to OTS that enforcement action be taken with respect to a particular savings institution or the OCC with respect to a national bank. If action is not taken by the agency, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The FRB has similar enforcement authority with respect to BostonFed. Neither BostonFed, Boston Federal or Broadway National are under any enforcement action.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act.

Federal Reserve System

     The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the FRB) the reserve requirement is 3%; and for accounts aggregating greater than $42.1 million, a reserve requirement of 10% (subject to adjustment by the FRB between 8% and 14%) is applied against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.

Federal Securities Laws

     BostonFed’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). BostonFed is subject to the information and proxy solicitation requirements, insider trading restrictions, and other requirements under the Exchange Act.

     Shares of the common stock purchased by persons who are not affiliates of BostonFed may be resold without registration. Shares purchased by an affiliate of BostonFed will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). If BostonFed meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of BostonFed who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed in any three-month period the greater of (i) 1% of the outstanding shares of BostonFed or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provisions may be made in the future by BostonFed to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

FEDERAL AND STATE TAXATION

Federal Taxation

     General. BostonFed and the Banks report their federal income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Boston Federal’s reserve for bad debts discussed below. Broadway National also reports its income on a consolidated basis with BostonFed and Boston Federal. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Banks or BostonFed. For its 2002 taxable year, BostonFed is subject to a maximum federal income tax rate of 35%.

     Bad Debt Reserves. For tax years beginning prior to December 31, 1995, thrift institutions were allowed to establish a reserve for bad debts and deduct reasonable annual additions to their bad debt reserves. Annual additions to bad debt reserves were calculated using either the experience method or the percentage of taxable income method. Federal legislation effective for tax years beginning after January 1, 1996, eliminated the percentage of taxable income method for all thrift institutions and prohibited thrifts with assets in excess of $500 million from using the reserve method of accounting for bad debts. Boston Federal is, therefore, required to use the specific charge-off method of accounting for bad debts, with loans deducted as they are charged off. In addition, thrifts were required to “recapture” (i.e., take into income) the amounts added to their bad debt reserves for tax years beginning after January 1, 1988.

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

     Distributions. Under the 1996 Act, if Boston Federal makes “non-dividend distributions” to BostonFed, such distributions will be considered to have been made from Boston Federal’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from its supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in Boston Federal’s income. Non-dividend distributions include distributions in excess of Boston Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Boston Federal’s current or accumulated earnings and profits will not be so included in Boston Federal’s income.

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

State and Local Taxation

     Commonwealth of Massachusetts. Financial institutions are subject to a tax on their apportioned income to Massachusetts at the rate of 10.50%. BostonFed’s two bank subsidiaries each own a security corporation and a real estate investment trust (“REIT”). The security corporations, which don’t qualify as “bank holding company” are taxed at 1.32%. The REITs pay no tax, provided they distribute 100% of their income to their respective stockholders. Subsidiary corporations of Boston Federal and Broadway National conducting business in Massachusetts must file separate Massachusetts state tax returns and are taxed as financial institutions.

     The Company announced on March 6, 2003, that it will record a provision in the first quarter of 2003 of approximately $4.6 million for additional state taxes, including interest (approximately $3.0 million, net after any federal tax deduction associated with such taxes and interest), relating to the deduction for dividends received from real estate investment trust subsidiaries (“REITs”) for the 1999 through 2002 fiscal years, thus reducing earnings for the first quarter of 2003, by the net after tax amount. The provision relates to new legislation signed by the Governor of Massachusetts on March 5, 2003, that amends Massachusetts’ law to expressly disallow the deduction for dividends received from a REIT. This amendment applies retroactively to tax years ending on or after December 31, 1999. The Company believes that this new legislation would apply to numerous financial institutions in Massachusetts. As a result of the new legislation, the Company will also cease recording the tax benefits associated with the dividend received deduction, effective for the 2003 tax year. The Company believes that the legislation will be challenged, especially the retroactive provisions, on constitutional and other grounds. The Company would support such a challenge and otherwise intends to vigorously defend its position.

     Corporations which qualify as “securities corporations,” as defined by the Massachusetts tax code, are taxed at a special rate of 0.33% of their gross income if they qualify as a “bank-holding company” under the Massachusetts tax code. BostonFed has applied for and received approval to be taxed at this reduced tax rate as long as it is exclusively engaged in activities of a “securities corporation.” BostonFed believes it will continue to qualify as a securities corporation because a separate subsidiary was formed to make the loan to Boston Federal’s Employee Stock Ownership Plan and BostonFed’s other activities qualify as activities permissible for a securities corporation. If it were determined that BostonFed failed to so qualify, it would be taxed as a financial institution at a rate of 10.50%.

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

Additional Item. Executive Officers of the Registrant.

     The following table sets forth certain information regarding the executive officers of the Company who are not also directors. All of these executive officers also hold positions with one or more of the Company’s subsidiaries. See page F-39 of the 2002 Annual Report to Stockholders.

	Age at
Name	12/31/02	Position

John A. Simas	53	Executive Vice President, Chief Financial Officer and Secretary
Mark H. Kellett	43	Senior Vice President and Treasurer
Stephen F. Kelly	55	Senior Vice President and Controller
Janice M. Forster	52	Senior Vice President
Dennis J. Furey	54	Senior Vice President
Dennis G. Kilduff	59	Senior Vice President
Barbara A. Martin	48	Senior Vice President
Shaun W. McGee	47	Senior Vice President
John D. Mullen	59	Senior Vice President
Marylea R. Oates	56	Senior Vice President

Item 2. Properties.

     The Company conducts its business through Boston Federal and Broadway National which operate through a home office in Burlington, Massachusetts and ten other offices. BostonFed believes its current facilities are adequate to meet the present and immediately foreseeable needs of BostonFed.

				Net Book Value of
		Original		Property or
	Leased	Year	Date of	Leasehold
	or	Leased or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2002

				(In thousands)
Administrative/Branch/Home Office:
17 New England Executive Park	Leased	1988	November, 2008	$2,479
Burlington, MA 01803
Branch Offices:
980 Massachusetts Avenue	Owned	1976	—	541
Arlington, MA 02174
60 The Great Road	Owned	1971	—	503
Bedford, MA 01730
449 Boston Road*	Leased	2000	August, 2017	1,286
Billerica, MA 01821
75 Federal Street	Leased	1988	August, 2003	88
Boston, MA 02110
457 Broadway	Owned	1969	—	1,084
Chelsea, MA 02150
1840 Massachusetts Avenue	Owned	1960	—	952
Lexington, MA 02173
31 Cross Street	Owned	1971	—	429
Peabody, MA 01960
411 Broadway	Owned	1977	—	1,078
Revere, MA 02150
200 Linden Street	Leased	1973	November, 2003	60
Wellesley, MA 02181
280 Montvale Avenue	Owned	2000	—	1,554
Woburn, MA 02476
Forward Financial Co.	(1) Leased	1999	September, 2003	79
360 Church Street Northboro, MA 01532	(2) Tenant at will	—	—	—

Total				$10,133

*	Land is leased.

Item 3. Legal Proceedings.

     Except as described below, BostonFed is not involved in any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to BostonFed’s financial condition or results of operations.

     During the quarter ended March 31, 2002, the Company settled a lawsuit, which had been filed against its subsidiary, Broadway National Bank. The Company incurred a cost of $500,000 during the first quarter to settle the lawsuit, resulting in a reduction in diluted earnings per share of approximately $.07.

     During the quarter ended September 30, 2002, the Company settled a lawsuit, which had been filed against BFS’ subsidiary, Forward Financial Company. The Company incurred a cost of $750,000 during the third quarter to settle the lawsuit, resulting in a reduction in diluted earnings per share of approximately $.11.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Information relating to the market for BostonFed’s common equity and related stockholder matters appearing under “Shareholder Information” in BostonFed’s 2002 Annual Report to Shareholders is incorporated herein by reference. Information relating to dividend restrictions for BostonFed’s common stock appears under “Regulation and Supervision.”

Item 6. Selected Financial Data.

     “Selected Financial Data” in BostonFed’s 2002 Annual Report to Stockholders is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The “Management Discussion and Analysis of Financial Condition and Results of Operation” in BostonFed’s 2002 Annual Report to Shareholders is incorporated herein by reference.

Items 7A.	Quantitative and Qualitative Disclosure About Market Risk

     The above-captioned information is incorporated by reference to pages 28 through 32 of BostonFed’s 2002 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

     The required information is incorporated herein by reference to pages F-1 through F-37 of BostonFed’s 2002 Annual Report to Shareholders.

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and executive officers who are also directors of BostonFed is incorporated herein by reference to pages 4 through 6 of BostonFed’s Proxy Statement for the Annual Meeting of Shareholders. See also Part I – Additional Item – Executive Officers of the Registrant.

Item 11. Executive Compensation.

     Information regarding executive compensation of directors and executive officers is incorporated herein by reference pages 7 through 14 of BostonFed’s Proxy Statement for the Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to pages 3 through 4 of BostonFed’s Proxy Statement for the Annual Meeting of Shareholders.

Equity Compensation Plan Information as of December 31, 2002

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)

• Equity compensation plans approved by security holders	569,626	$14.97	24,600
• Equity compensation plans not approved by security holders	–	–	–

Total	529,626	$14.97	24,600

Item 13. Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions is incorporated herein by reference to pages 14 and 17 of BostonFed’s Proxy Statement for the Annual Meeting of Shareholders.

PART IV

Item 14. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

     (b)  Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following Consolidated Financial Statements of BostonFed, included in BostonFed’s Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8. The rest of the information in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided below.

     The remaining information appearing in the Annual Report to Stockholder is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(a)	The following exhibits are filed as part of this report.

3.1	Restated Certificate of Incorporation of BostonFed Bancorp, Inc. (1)
3.2	BostonFed Bancorp, Inc. Amended and Restated Bylaws as of February 23, 2000 (2)
4.0	Stock Certificate of BostonFed Bancorp, Inc. (1)
10.1	Employment Agreement between Boston Federal and David F. Holland and Employment Agreement between BostonFed and David F. Holland (2)
10.2	Employment Agreement between Boston Federal and David P. Conley and Employment Agreement between BostonFed and David P. Conley (2)
10.3	Employment Agreement between Boston Federal and John A. Simas and Employment Agreement between BostonFed and John A. Simas (2)
10.4	Boston Federal Savings Bank Employee Severance Compensation Plan (1)
10.5	Employee Stock Ownership Plan and Trust (1)

10.6	BostonFed Bancorp, Inc. 1996 Stock-Based Incentive Plan (3)
10.7	BostonFed Bancorp, Inc. 1997 Stock Option Plan (4)
10.8	Boston Federal Savings Bank Defined Benefit Restoration Plan (2)
10.9	Boston Federal Savings Bank Defined Contribution Restoration Plan (2)
10.10	Employment Agreement Between Boston Federal and John D. Mullen and Employment Agreement Between BostonFed and John D. Mullen (5)
10.11	Employment Agreement Between Boston Federal and Shaun W. McGee and Employment Agreement Between BostonFed and Shaun W. McGee (5)
11.0	Computation of earnings per share (see Consolidated Statements of Income located on page F-3 of the 2002 Annual Report)
13.0	2002 Annual Report to Stockholders
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Auditors
99.0	Proxy Statement for 2003 Annual Meeting previously filed on March 25, 2003 is herein incorporated by reference
99.1 99.2	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference into this document from the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995. Registration No. 333-94860.

(2)	Incorporated herein by reference into this document from the Form 10-K filed on March 30, 2000.

(3)	Incorporated herein by reference into this document from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated March 20, 1996.

(4)	Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated March 28, 1997.

(5)	Incorporated herein by reference into this document from the Form 10-k filed on March 30, 2001.

(b)	Reports on Form 8-K.

(1)	September 24, 2002 – Press release announcing settlement of lawsuit.

(2)	November 1, 2002 – Press release announcing 10th stock repurchase of 5% of outstanding common stock.

(3)	December 23, 2002 – Press release announcing resignation of Mr. Gene J. DeFeudis.

(4)	January 28, 2003 – Press release announcing fourth quarter and year-end results for 2002.

(5)	February 3, 2003 – Press release announcing Annual Meeting Date.

(6)	March 7, 2003 – Press release announcing first quarter provision of $4.6 million for state tax related to REIT dividends.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTONFED BANCORP, INC.

By:	/s/ David F. Holland

David F. Holland President, Chief Executive Officer and Chairman of the Board

DATED: March 31, 2003

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ David F. Holland David F. Holland	President, Chief Executive Officer and Chairman of the Board, Principal Executive Officer	March 31, 2003

/s/ David P. Conley David P. Conley	Director, Executive Vice President, Assistant Treasurer and Assistant Secretary	March 31, 2003

/s/ John A. Simas John A. Simas	Executive Vice President, Corporate Secretary and Chief Financial Officer (Principal financial and accounting officer)	March 31, 2003

/s/ Richard J. Fahey Richard J. Fahey	Director	March 31, 2003

/s/ Patricia M. Flynn Patricia M. Flynn	Director	March 31, 2003

/s/ Kija Kim Kija Kim	Director	March 31, 2003

/s/ Joanna T. Lau Joanna T. Lau	Director	March 31, 2003

/s/ W. Russell Scott, Jr. W. Russell Scott, Jr.	Director	March 31, 2003

/s/ Catherine Friend White Catherine Friend White	Director	March 31, 2003

CERTIFICATION

I, John A. Simas, Executive Vice President, Chief Financial Officer and Secretary certify that:

(1)	I have reviewed this annual report on Form 10-K of BostonFed Bancorp, Inc.;

(2)	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ John A. Simas John A. Simas Executive Vice President, Chief Financial Officer and Secretary

CERTIFICATION

I, David F. Holland, President, Chief Executive Officer and Chairman of the Board, certify that:

(1)	I have reviewed this annual report on Form 10-K of BostonFed Bancorp, Inc.;

(2)	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ David F. Holland David F. Holland President, Chief Executive Officer and Chairman of the Board