Form 10-Q
period 2003-03-31
BOSTONFED BANCORP INC
filed 2003-05-15
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2003

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

Yes (X) No ( )

     Number of shares of common stock, par value $.01 per share, outstanding as of April 30, 2003: 4,401,496.

BOSTONFED BANCORP INC.
FORM 10-Q
INDEX

Part I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 (unaudited)	2

	Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (unaudited)	3

	Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2003 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (unaudited)	5-6

	Notes to Consolidated Financial Statements	7-9

	Average Balances and Yield / Costs	10-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12–20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	23

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	23

	Signature Page	25

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	March 31,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$76,137	$74,672
Investment securities available for sale (amortized cost of $117,647 at March 31, 2003 and $112,056 at December 31, 2002)	118,526	112,888
Investment securities held to maturity (fair value of $2,578 at March 31, 2003 and $2,576 at December 31, 2002)	2,524	2,524
Mortgage-backed securities available for sale (amortized cost of $119,186 at March 31, 2003 and $113,550 at December 31, 2002)	118,711	114,515
Mortgage-backed securities held to maturity (fair value of $22,081 at March 31, 2003 and $26,598 at December 31, 2002)	21,185	25,429
Loans held for sale	22,901	31,614
Loans, net of allowance for loan losses of $13,032 and $12,656 at March 31, 2003 and December 31, 2002	1,037,885	1,071,356
Accrued interest receivable	6,285	6,470
Stock in FHLB of Boston and Federal Reserve Bank	24,552	24,552
Bank-owned life insurance	24,635	24,316
Premises and equipment, net	9,942	10,133
Goodwill, net of amortization	10,776	10,776
Other assets	16,707	16,367

Total assets	1,490,766	1,525,612

Liabilities and Stockholders’ Equity
Liabilities:
Deposit accounts	960,726	960,278
Federal Home Loan Bank advances and other borrowings	395,444	426,560
Corporation-obligated mandatorily redeemable capital securities	32,000	32,000
Advance payments by borrowers for taxes and insurance	2,551	2,317
Other liabilities	10,427	11,484

Total liabilities	1,401,148	1,432,639

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $ .01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,415,596 and 4,425,348 shares outstanding at March 31, 2003 and December 31, 2002, respectively)	66	66
Additional paid-in capital	69,325	69,281
Retained earnings	61,936	64,242
Accumulated other comprehensive income	246	1,096
Less: Treasury stock, at cost ( 2,174,021 shares and 2,164,269 shares at March 31, 2003 and December 31, 2002, respectively)	(41,947)	(41,698)
Less: Unearned Stock-Based Incentive Plan	(8)	(14)

Total stockholders’ equity	89,618	92,973

Total liabilities and stockholders’ equity	$1,490,766	$1,525,612

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three Months Ended

	3/31/2003	3/31/2002

Interest income:
Loans	$16,579	$18,515
Mortgage-backed securities	1,537	1,886
Investment securities	1,138	982

Total interest income	19,254	21,383

Interest expense:
Deposit accounts	5,079	5,817
Borrowed funds	4,442	5,760
Corporation obligated mandatorily redeemable capital securities distributions	881	880

Total interest expense	10,402	12,457

Net interest income	8,852	8,926
Provision for loan losses	450	250

Net interest income after provision for loan losses	8,402	8,676
Non-interest income:
Deposit service fees	856	637
Loan processing and servicing fees	(858)	(311)
Gain on sale of loans	3,170	2,868
Income from bank-owned life insurance	319	297
Gain on sale of investments	0	240
Other	370	397

Total non-interest income	3,857	4,128

Non-interest expense:
Compensation and benefits	6,133	5,789
Occupancy and equipment	1,258	1,186
Data processing	460	455
Advertising expense	299	233
Federal deposit insurance premiums	48	40
Legal settlements	—	500
Other	1,733	1,528

Total non-interest expense	9,931	9,731

Income before income taxes	2,328	3,073
Income tax expense	3,926	1,051

Net (loss) income	$(1,598)	$2,022

Basic (loss) earnings per share	$(0.36)	$0.46
Diluted (loss) earnings per share	$(0.36)	$0.43
Basic weighted average shares outstanding	4,394,752	4,398,124
Common stock equivalents due to dilutive effect of stock options	239,294	268,776
Diluted total weighted average shares outstanding	4,634,046	4,666,900
See accompanying condensed notes to consolidated financial statements

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2003
(In thousands, except share data)
(Unaudited)

						Unearned
					Accumulated	Stock-
		Additional			other	Based	Total
	Common	paid-in	Retained	Treasury	comprehensive	Incentive	stockholders'
	stock	capital	earnings	stock	income	Plan	equity

Balance at December 31, 2002	$66	69,281	64,242	(41,698)	1,096	(14)	92,973
Net loss	—	—	(1,598)	—	—	—	(1,598)
Change in net unrealized gain on investments available for sale (net of tax benefit of $543)	—	—	—	—	(850)	—	(850)

Total comprehensive income	—	—	—	—	—	—	(2,448)
Cash dividends declared and paid ($0.16 per share)	—	—	(708)	—	—	—	(708)
Common stock repurchased (24,100 shares at an average price of $25.25 per share)	—	—	—	(610)	—	—	(610)
Stock options exercised, net of taxes	—	(94)	—	361	—	—	267
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	6	6
Fair value of shares charged to expense for compensation plans	—	138	—	—	—	—	138

Balance at March 31, 2003	$66	69,325	61,936	(41,947)	246	(8)	89,618

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended

	March 31,
	2003	2002
Net cash flows from operating activities:
Net (loss) income	$(1,598)	$2,022
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	523	482
Earned SIP shares	6	14
Appreciation in fair value of shares charged to expense for compensation plans	138	199
Income from bank-owned life insurance	(319)	(297)
Provision for loan losses	450	250
Loans originated for sale	(200,116)	(153,036)
Proceeds from sale of loans	211,999	157,759
Gain on sale of investment securities	—	(240)
Gain on sale of loans	(3,170)	(2,868)
Decrease (increase) in accrued interest receivable	185	(486)
Decrease (increase) in prepaid expenses and other assets, net	224	(1,209)
Increase(decrease) in accrued expenses and other liabilities, net	(1,057)	950

Net cash provided by operating activities	7,265	3,540

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	—	690
Proceeds from maturities of investment securities available for sale	1,000	—
Purchase of investment securities available for sale	(7,710)	(12,398)
Purchase of mortgage-backed securities available for sale	(39,252)	(27,243)
Principal payments on mortgage-backed securities available for sale	33,535	21,073
Principal payments on mortgage-backed securities held to maturity	4,241	4,533
Principal payments on investment securities available for sale	1,076	357
Decrease in loans, net	33,021	10,818
Purchases of premises and equipment	(208)	(338)
Additional investment in real estate owned	(18)	—

Net cash provided by (used in) investing activities	25,685	(2,508)

-Continued on next page-

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31,

	2003	2002

Cash flows from financing activities:
Increase (decrease) in deposit accounts	$448	$(3,303)
Repayments of Federal Home Loan bank advances	(53,130)	(60,511)
Proceeds from Federal Home Loan bank advances	22,014	50,511
Cash dividends paid	(708)	(672)
Common stock repurchased	(610)	(626)
Options exercised, net of taxes	267	886
Increase in advance payments by borrowers for taxes and insurance	234	152

Net cash used in financing activities	(31,485)	(13,563)

Net increase (decrease) in cash and cash equivalents	1,465	(12,531)

Cash and cash equivalents at beginning of period	74,672	95,957

Cash and cash equivalents at end of period	$76,137	$83,426

Supplemental disclosure of cash flow information:
Payments during the period for:
Interest	$10,315	$12,327

Taxes	$1,248	$42

See accompanying condensed notes to consolidated financial statements.

BOSTONFED BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 of BostonFed Bancorp, Inc., (“BostonFed” or the “Company”) and its wholly-owned subsidiaries, Boston Federal Savings Bank (“BFS”), Broadway National Bank (“BNB”), BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2002.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. In preparing the consolidated financial statements, the Company was required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the consolidated statements of financial condition as of March 31, 2003 and December 31, 2002, and amounts of revenues and expenses in the consolidated statements of operations for the three months ended March 31, 2003 and 2002. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2: EMPLOYEE STOCK OPTION BENEFITS

     The Company measures compensation cost for stock-based compensation plans using the intrinsic value method. Intrinsic value is measured as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company determined compensation expense consistent with the fair value approach, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the three-month periods ended March 31:

	2003	2002

Net (loss) income as reported	$(1,598)	2,022
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(24)	(46)

Pro forma net (loss) income	(1,622)	1,976

Basic (loss) earnings per share as reported	(.36)	.46
Diluted (loss) earnings per share as reported	(.36)	.43
Pro forma basic (loss) earnings per share	(.37)	.45
Pro forma diluted (loss) earnings per share	(.37)	.42

     The Company uses the Black-Scholes option pricing model to determine the per share weighted average fair value of stock options granted. There were no stock options granted during the three-month periods ended March 31, 2003 and 2002.

NOTE 3: COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At March 31, 2003, the Company had commitments of $167.8 million to originate mortgage loans and $3.8 million to purchase loans from correspondent lenders. Of these $171.6 million commitments, $120.6 million were adjustable rate mortgage loans with interest rates ranging from 3.75% to 9.38% and $51.0 million were fixed rate mortgage loans with interest rates ranging from 4.50% to 8.63%. The Company also had commitments to sell $96.8 million of mortgage loans.

     At March 31, 2003, the Company was servicing first mortgage loans of approximately $1.09 billion, which are either partially or wholly-owned by others.

NOTE 4: LEGAL SETTLEMENTS

     During the quarter ended March 31, 2002, the Company settled a lawsuit, which had been filed against its subsidiary, Broadway National Bank. The Company incurred a cost of approximately $325,000, net of tax, to settle the lawsuit, resulting in a reduction in earnings per share of approximately $.07 during the first quarter of 2002.

NOTE 5: BUSINESS SEGMENTS

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

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

		(Dollars in thousands)
			Total
			Reportable			Consolidated
	BFS	BNB	Segments	Other	Eliminations	Totals

At or for the three months ended March 31, 2003:
Interest income	$17,498	1,676	19,174	1,035	(955)	19,254
Interest expense	9,197	372	9,569	1,788	(955)	10,402
Provision for loan losses	450	0	450			450
Non-interest income	3,459	398	3,857			3,857
Non-interest expense	8,549	1,165	9,714	217		9,931
Income tax expense	3,691	562	4,253	(327)		3,926
Net income (loss)	(930)	(25)	(955)	(643)		(1,598)
Total assets	1,324,483	171,671	1,496,154	158,043	(163,431)	1,490,766
Net interest margin	2.70%	3.90%	n.m	n.m.	n.m.	2.58%
Return on average assets	(0.28)%	(0.06)%	n.m	n.m.	n.m.	(0.43)%
Return on average equity	(3.71)%	(0.75)%	n.m	n.m.	n.m.	(6.75)%
At or for the three months ended March 31, 2002:
Interest income	$19,302	2,001	21,303	1,082	(1,002)	21,383
Interest expense	11,172	499	11,671	1,788	(1,002)	12,457
Provision for loan losses	225	25	250			250
Non-interest income	3,542	346	3,888	240		4,128
Non-interest expense	7,805	1,722	9,527	204		9,731
Income tax expense	1,245	29	1,274	(223)		1,051
Net income (loss)	2,397	72	2,469	(447)		2,022
Total assets	1,290,609	166,704	1,457,313	165,130	(162,683)	1,459,760
Net interest margin	2.73%	4.21%	n.m	n.m.	n.m.	2.66%
Return on average assets	.75%	.18%	n.m	n.m.	n.m.	0.56%
Return on average equity	9.69%	2.26%	n.m	n.m.	n.m.	8.39%
n.m. = not meaningful

NOTE 6: REAL ESTATE INVESTMENT TRUST ("REIT") RETROACTIVE TAXATION

     During the first quarter ending March 31, 2003, the Company recorded a $3.0 million charge against the current provision for income taxes to establish a tax accrual for a liability arising from a retroactive change to Massachusetts law. The Governor of Massachusetts signed legislation on March 5, 2003, which declares that the dividends Massachusetts financial institutions receive from real estate trust subsidiaries, or REITs, are subject to state taxation, retroactive to 1999. The Company’s two Banks, each had a REIT in their corporate structure for each of the tax years that the new law retoractively impacts. The charge included interest and is net of applicable tax benefits. The Company believes the retroactive nature of the change in tax laws is unconstitutional and is reviewing the new legislation with its legal counsel and tax advisors to evaluate possible courses of action. The Company will continue to accrue for an additional potential interest on this tax liability.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123, “Accounting for Stock-Based Compensation” transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,” resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company is currently assessing the impacts of this statement on its financial statements.

     The following table sets forth certain information relating to the Company for the quarters ended March 31, 2003 and 2002. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest bearing-liabilities, respectively, for the periods shown. The average balance data is derived from daily balances. The yields and costs include fees, premiums and discounts, which are considered adjustments to yields.

		2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

		(Dollars in thousands)			(Dollars in thousands)

For the quarter ended March 31:
Assets:
Interest-earning assets:
Investment securities (1)	$163,546	$1,138	2.78%	$121,468	$982	3.23%
Loan, net and loans held for sale (2)	1,083,962	16,579	6.12%	1,087,175	18,515	6.81%
Mortgage-backed securities (3)	127,126	1,537	4.84%	131,977	1,886	5.72%

Total interest-earning assets	1,374,634	19,254	5.60%	1,340,620	21,383	6.38%

Non interest-earning assets	109,339			111,663

Total assets	1,483,973			1,452,283

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	62,777	186	1.19%	59,077	241	1.63%
Savings accounts	216,271	616	1.14%	183,707	669	1.46%
Now accounts	143,301	95	0.27%	134,701	109	0.32%
Certificate accounts	421,002	4,182	3.97%	391,697	4,798	4.90%

Total	843,351	5,079	2.41%	769,182	5,817	3.03%
Borrowed funds (4)	406,722	4,442	4.37%	439,536	5,760	5.24%
Corporation-obligated mandatorily redeemable capital securities	32,000	881	11.01%	32,000	880	11.00%

Total interest-bearing liabilities	1,282,073	10,402	3.25%	1,240,718	12,457	4.02%

Non interest-bearing liabilities:	107,188			115,134

Total liabilities	1,389,261			1,355,852

Stockholders’ equity	94,712			96,431

Total liabilities and stockholders’ equity	$1,483,973			$1,452,283

Net interest rate spread (5)		$8,852	2.35%		$8,926	2.36%

Net interest margin (6)			2.58%			2.66%

Ratio of interest-earning assets to interest-bearing liabilities	107.22%			108.05%

(1)  Includes investment securities available for sale and held to maturity, short term investments, stock in FHLB-Boston and daily federal funds sold.

(2)  Amount is net of deferred loan origination costs, construction loans in process, net unearned discount on loans purchased and allowance for loan losses and includes non-performing loans.
(3)  Includes mortgage-backed securities available for sale and held to maturity.
(4)  Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed Funds of 4.36% and 5.21% for the three months ended March 31, 2003 and March 31, 2002, respectively.
(5)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(6)  Net interest margin represents net interest income as a percentage of average interest assets.

Item 2.	MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.     GENERAL

     In addition to historical information, this 10-Q may contain certain forward-looking statements, which are based on current management expectations. Generally, verbs in the future tense and the words, “believe,” “expect,” “anticipate,” “intends,” “opinion,” “potential,” and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements applicable to the Company’s operations, the allowance for losses discussion, litigation, subsequent events and any quantitative and qualitative disclosure about market risk. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors and the effects of war or terrorist activities affecting the Company’s operations, markets, products, services, prices and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

     Except as may be required by applicable law and regulation, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     Each of the Banks is considered a business segment and accordingly, the Company has complied with the segment reporting requirement in Note 5 of this document and in discussion herein as appropriate. As a result of the acquisition of BNB, the Company became a bank holding company subject to regulation by the Federal Reserve Bank (“FRB”). BFS is regulated by the Office of Thrift Supervision (“OTS”) and BNB is regulated by the Office of the Comptroller of the Currency (“OCC”).

Critical Accounting Policies

     The Company’s critical accounting policies were detailed in the Company’s Annual Report for the year ended December 31, 2002, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Consolidated Financial Statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies used to determine the allowance for loan losses and asset impairment judgments, including the valuation of Originated Mortgage Servicing Rights (“OMSRs”) and the value of goodwill, are the Company’s most critical accounting policies because they are important to the presentation of the financial condition and results of operations of the Company and they involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumption or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. The critical accounting policies and their application are reviewed quarterly by the Audit and Compliance Committee of the Board of Directors.

B. FINANCIAL CONDITION

Assets

     Total assets at March 31, 2003 were $1.491 billion, compared to $1.526 billion at December 31, 2002, a decrease of $34.8 million. The decline in assets was primarily attributable to loan sales, amortization and prepayments of loans exceeding loan closings during the quarter ending March 31, 2003. Loans, net declined to $1.038 billion at March 31, 2003, from $1.071 billion at December 31, 2002. Also, loans held for sale declined to $22.9 million at March 31, 2003, from $31.6 million at December 31, 2002 as the Company has earmarked a higher percentage of loan originations to replenish the loan portfolio, rather than for sale in the secondary market. Increases in investment securities available for sale and mortgage-backed securities available for sale, offset decreases in loans held for sale. Investment securities available for sale increased to $118.5 million at March 31, 2003, from $112.9 million at December 31, 2002. Most of the $5.6 million increase was attributable to investment in various corporate bonds. Mortgage-backed securities available for sale increased to a balance of $118.7 million at March 31, 2003, from $114.5 million at December 31, 2002, as a result of increased investments in collateralized mortgage-backed securities (“CMO’s”).

The Company’s loan portfolio was comprised of the following at:

	In thousands
	(Unaudited)
	3/31/03	12/31/02

Mortgage loans:
Residential 1-4 family	$648,781	684,277
Multi-family	23,671	25,290
Construction and land	133,508	129,469
Commercial real estate	137,854	134,169

	943,814	973,205

Consumer and other loans:
Home equity and improvement	99,706	94,855
Secured by deposits	469	466
Consumer	4,354	3,768
Business	32,666	32,792

	137,195	131,881

Total loans, gross	1,081,009	1,105,086

Allowance for loan losses	(13,032)	(12,656)
Construction loans in process	(33,766)	(24,832)
Net unearned premium on loans purchased	34	36
Deferred loan origination costs, net	3,640	3,722

Loans,net	$1,037,885	1,071,356

     As noted in the above table, the allowance for loan losses amounted to $13.0 million at March 31, 2003. Management believes the allowance is adequate to absorb probable loan losses. The allowance for loan losses increased from $12.7 million at December 31, 2002 due to the year-to-date provision, net of charge-offs/recoveries. The Company believes that the allowance for loan losses is at a reasonable level based on its evaluation of information currently available. The Company maintains an allowance for losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the three months ended March 31, 2003:

In thousands
Balance at December 31, 2002	$12,656
Loss provision	450
Recoveries	31
Charge-offs	(105)

Balance at March 31, 2003	$13,032

     Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers’ ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance based on their judgments about information available to them at the time of their examination. While management uses information currently available to estimate inherent losses on its loans, future additions to the allowance may be necessary based on regulatory directives or future events, including changes in local, regional and national economic conditions, changes in local, regional and national real estate market and changes in market interest rates. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is affected by such changes.

     As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its management Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is “sub-standard.” At March 31, 2003, the Company classified $20.6 million of loans ($19.8 million at BFS and $754,000 at BNB) as sub-standard compared to $16.9 million ($16.0 million of BFS and $839,000 of BNB) at December 31, 2002. The vast majority of the increase in sub-standard loans was due to a business loan relationship becoming sub-standard. Non-performing assets at March 31, 2003, totaled $6.0 million or .40% of total assets, compared to $6.5 million, or .43% of total assets, at December 31, 2002. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at March 31, 2003 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company’s $13.0 million allowance for loan losses at March 31, 2003 represented 265% of non-performing loans or 1.21% of total loans, compared to $12.7 million at December 31, 2002, or 230% of non-performing loans and 1.13% of total loans. Management believes this coverage ratio is prudent due to the increase in classified loans and the increase in the combined balance of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $420.3 million at December 31, 2002 to approximately $431.8 million at March 31, 2003.

     Non-performing loans were $4.9 million at March 31, 2003. The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $129,000 and $145,000 for the three-month periods ended March 31, 2003 and 2002, respectively. The amount of interest income that was recorded on these loans was $21,000 and $1,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

     At March 31, 2003, there were seven loans with a total balance of $7.5 million, characterized as impaired. During the three months ended March 31, 2003, the average recorded value of impaired loans was $6.41 million, $29,000 interest income was recognized and $123,000 of interest income would have been recognized under the loans’ original terms during the three months ended March 31, 2003.

Liabilities

     Deposit accounts were essentially unchanged during the quarter ended March 31, 2003, ending the quarter with a balance of $960.7 million, compared to $960.3 million at December 31, 2002. The Company has not been as aggressive as some of its competition for deposits due to margin pressures and excessive, low yielding liquid assets.

The following is a summary of deposit balances by type at:

	In thousands

	03/31/03	12/31/02

	(Unaudited)
NOW accounts	148,691	150,342
Regular and statement savings	221,199	218,133
Money market	63,896	62,530
Demand deposits and official checks	107,420	107,154

Total non-certificate accounts	541,206	538,159

Certificate accounts:
3 to 6 months	47,524	52,164
1 to 3 years	248,127	246,636
Greater than 3 years	76,303	75,987
IRA/KEOGH	47,566	47,332

Total certificate accounts	419,520	422,119

	960,726	960,278

Expected maturity of certificate accounts:
Within one year	251,007	227,898
One to two years	74,671	99,230
Two to three years	45,095	53,250
Over three years	48,747	41,741

	419,520	422,119

     Federal Home Loan Bank (“FHLB”) advances and other borrowings declined $31.1 million, to a balance of $395.4 million at March 31, 2003, from $426.6 million at December 31, 2002, as the net proceeds from loan sales and the reduction in loans, net, were used to repay maturing advances.

C.     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 AND 2002

GENERAL

     During the quarter ended March 31, 2003, the Company recorded a net loss of $1.6 million, or $.36 basic and diluted loss per share, compared to net income of $2.0 million, or $.46 basic and $.43 diluted earnings per share for the first quarter of 2002. The primary reason for the current quarter’s loss was due to the recording of a provision of approximately $4.6 million for additional state taxes, including interest (approximately $3.0 million, net after tax deductions associated with such taxes and interest), relating to the deduction for dividends received from real estate investment trust (“REIT”) subsidiaries, for the 1999 through 2002 fiscal years. As was previously disclosed, the Governor of Massachusetts signed a new law on March 5, 2003, which effectively eliminates the dividend-received deduction applicable to REIT dividends, retroactive to the tax years beginning in 1999. The Company (as well as many other institutions affected by the change in the law) is evaluating whether to challenge the constitutionality of the retroactive aspects of the new legislation. Generally accepted accounting principles require the Company to record the expense resulting from the change in law and to continue to accrue for any additional potential interest on this tax liability. The current quarter’s earnings also include the higher tax burden from the change in the tax law. Additionally, the Company incurred a $1.1 million impairment charge related to its OMSRs, due primarily to a record volume of mortgage loan prepayments. Earnings for the quarter ended March 31, 2002, were impacted by the settling of a legal dispute at BNB. For the three months ended March 31, 2003 and 2002, the annualized return on average stockholders’ equity was (6.75)% and 8.39%, respectively. Comments regarding the components of net income are detailed in the following paragraphs.

     Interest Income

     Total interest income on interest-earning assets for the quarter ended March 31, 2003 declined by $2.1 million, or 9.8%, to $19.3 million, compared to the quarter ended March 31, 2002. The decrease in interest income was due to a 78 basis point decline in the average yield on interest earning assets, partially offset by the earnings on the $34.0 million increase in average interest-earning assets. The average yield on interest-earning assets declined to 5.60% for the three months ended March 31, 2003 from 6.38% for the three months ended March 31, 2002. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indexes resulting from the Federal Reserve induced decline in market interest rates during the past two years. Additionally, the proceeds received from the record levels of loan prepayments and matured investment securities have been re-invested at much lower interest rates due to the decline in market interest rates.

     Interest income on loans, net, for the quarter ended March 31, 2003 declined by $1.9 million, or 10.3%, to $16.6 million compared to $18.5 million for the comparable quarter in 2002. The decrease in interest income from loans, net, for the current three-month period was due to the 69 basis point decline in the average yield and a slight reduction in the average balance of loans, net. The average yield on loans, net for the three months ended March 31, 2003 was 6.12%, compared to an average yield of 6.81% for the three months ended March 31, 2002. Many adjustable-rate loans continue to reprice lower as the major repricing indexes remain at historic lows. The Company has continued investing in interest sensitive loans such as equity lines, commercial and construction, business and other short-term indexed loans and selling essentially all fixed-rate longer term loans into the secondary market in order to better protect against rising interest rates.

     Interest on mortgage-backed securities for the quarter ended March 31, 2003 was $1.5 million, compared to $1.9 million for the quarter ended March 31, 2002. The decline was primarily due to an 88 basis point decrease in the average yield and a $4.9 million reduction in average balances. The average yield declined from 5.72% for the three months ended March 31, 2002, to 4.84% for the current three-month period. The reduction in yield is a reflection of the low interest rate environment that currently exists. The average balance of mortgage-backed securities declined from $132.0 million for the quarter ended March 31, 2002 to an average of $127.1 million during the current quarter.

     Income from investment securities was $1.1 million for the three months ended March 31, 2003, compared to $982,000 for the prior year quarter. The average balance of investment securities increased to $163.5 million for the three months ended March 31, 2003, compared to $121.5 million for the prior year quarter. While the average balance was substantially higher in the current quarter, income did not increase to the same extent due to a reduction in the average yield, which declined from 3.23% for the three months ended March 31, 2002, to 2.78% for the current quarter. The reduction in yield on investment securities is also reflective of the declines in market interest rates; including the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits. Because the Company’s investment securities are generally of a shorter-term nature, the decline in market interest rates has had a significant impact on the overall yield of investment securities.

Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended March 31, 2003 declined by $2.1 million, or 16.8%, to $10.4 million compared to $12.5 million for the quarter ended March 31, 2002. The decrease in interest expense for the current quarter was primarily due to a 77 basis point reduction in the average cost of interest bearing liabilities, offset somewhat by the interest cost applicable to a $41.4 million increase in the average balance of interest-bearing liabilities, which averaged $1.282 billion during the current quarter, compared to an average balance of $1.241 billion during the quarter ended March 31, 2002. The average cost of interest-bearing liabilities declined to 3.25% during the quarter ended March 31, 2003, compared to 4.02% for last year’s comparable quarter. The Company’s cost of interest bearing liabilities has declined slower than overall market interest rates as competitive market conditions, the already low interest rates being paid on deposits and longer term FHLB advances have precluded more rapid declines in the interest paid on these interest-bearing liabilities.

     Interest expense on deposit accounts was $5.1 million for the quarter ended March 31, 2003, a decrease of $738,000 from the $5.8 million for the quarter ended March 31, 2002. Interest expense on deposit accounts declined due to a 62 basis point decrease in the average cost of deposits. For the three months ended March 31, 2003, the average cost of deposits was 2.41%, compared to 3.03% for the three months ended March 31, 2002. Average balances of deposit accounts of $843.4 million for the current quarter, were $74.2 million higher than the average of $769.2 for the quarter ended March 31, 2002.

     Interest expense on borrowed funds was $4.4 million for the three months ended March 31, 2003, compared to $5.8 million for the three months ended March 31, 2002. Borrowed funds declined to an average of $406.7 million during the current quarter from an average of $439.5 million for the prior year quarter. The average cost of borrowed funds declined to 4.37% for the three months ended March 31, 2003, a decline of 87 basis points, compared to the 5.24% cost of borrowed funds for the three months ended March 31, 2002. These declines were the result of a continuation of a lower interest rate environment.

Net Interest Income

     Net interest income for the three months ended March 31, 2003 was $8.9 million essentially the same net interest income for the three months ended March 31, 2002. The effect of a decrease in the net interest margin, which declined from 2.66% for the three months ended March 31, 2002, to 2.58% in the current quarter, was offset by an increase in average interest earning assets during the current quarter. The Company has experienced net interest margin pressure due to increases in classified loans, non-performing loans and the effects of declining asset yields. Asset yields have declined more rapidly than liability costs due to the already low interest rates being paid on core deposits and the slower repricing of longer term certificates of deposit and FHLB advances. The Company cannot predict when interest rates will rise or fall and whether such changes will result in higher net interest margins.

Provision for Loan Losses

     The provision for loan losses was $450,000 for the quarter ended March 31, 2003, compared to $250,000 for the comparable period last year. The increase in the provision was primarily due to the increased level of non-performing loans and the higher balances invested in commercial real estate loans, business loans and other higher yielding/higher risk loans. See Item 2, Section B. FINANCIAL CONDITION for further discussion on the Company’s methodology for providing for loan losses.

Non-Interest Income

     Total non-interest income declined to $3.9 million for the quarter ended March 31, 2003, compared to $4.1 million for the quarter ended March 31, 2002, due primarily to lower loan processing and servicing fees resulting from higher levels of amortization and impairment of OMSRs. Loan processing and servicing fees were a negative $858,000 for the quarter ended March 31, 2003, compared to a negative $311,000 for the quarter ended March 31, 2002. The primary reason for the decrease was due to an OMSR impairment charge of $1.1 million during the quarter ended March 31, 2003, compared to an impairment charge of $590,000 for the prior year quarter. Both quarters’ impairment charges were permanent as they apply to more rapid prepayments than expected. Further declines in market interest rates, which affect loan prepayments and prepayment speeds, could result in future impairment charges. Gain on sale of loans amounted to $3.2 million for the quarter ended March 31, 2003, compared to $2.9 million for the quarter ended March 31, 2002. The increased gain on sale of loans resulted from a continuation of high volumes of one- to four-family mortgage loan sales, made possible by the volume of lending activity, including fixed-rate one- to four-family mortgages, which are generally sold, servicing retained, in the current low interest rate environment. Included in the above gain on sale of loans were gains on sale of manufactured housing loans, which amounted to $804,000 for the quarter ended March 31, 2003, compared to $1.1 million for the quarter ended March 31, 2002, resulting from reduced activity in the manufactured housing market. Deposit service fees increased from $637,000 in the quarter ended March 31, 2002, to $856,000 in the current quarter. The increase was primarily due to increases in fees and higher levels of deposit account services activity.

Non-Interest Expense

     Non-interest expense for the three months ended March 31, 2003 was $9.9 million, higher than the $9.7 million for the three months ended March 31, 2002, which also included a $500,000 legal settlement. Compensation and benefits increased to $6.1 million for the current quarter, compared to $5.8 million for the quarter ended March 31, 2002. The primary reasons for the increase are normal year-over-year employee expense increases, higher than usual expenses incurred for loan originations support and the Company’s accrual of approximately $258,000 for its defined benefit pension plan (the “plan”) during the current quarter. The Company had not been required to make contributions to this plan for over a decade as the plan was in an over-funded status, but is now required to fund the plan for the fiscal year beginning July 1, 2002. Other non-interest expense increased to $1.7 million, compared to last year’s $1.5 million first quarter expense, due in part to higher outside service fees.

Income Tax Expense

     Income tax expense for the quarter ended March 31, 2003, was $3.9 million. However, the net effect of the REIT tax issue was an increase in tax expense of approximately $3.0 million. The remaining tax of approximately $886,000 results in an effective tax rate of 38.1% compared to $1.1 million for an effective tax rate of 34.2% for the quarter ended March 31, 2002. The current quarter’s effective tax rate is higher due to the elimination of the dividends received deduction applicable to the REIT dividends.

D.     LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash flow for the Company is dividend payments from BFS and BNB, sales and maturities of investment securities and, to a lesser extent, earnings on deposits held by the Company. Dividend payments have primarily been used to fund stock repurchase programs, pay dividends to stockholders, interest on trust-preferred securities and other operating expenses of the Company. The ability of BFS and BNB to pay dividends and other capital distributions to the Company is generally limited by OTS and OCC regulations, respectively. Additionally, the OTS and OCC may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons. As of March 31, 2003, BFS and BNB had $8.8 million of dividends that could be paid to the Company without regulatory approval. Any dividend by BFS or BNB beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS or the OCC. To the extent BFS or BNB were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities. Additionally, the Company had $6.5 million of securities available for sale and $6.3 million cash or cash equivalents at March 31, 2003.

     The Banks’ primary sources of funds are deposits, (including brokered deposits), principal and interest payments on loans, sales of loans, sales or maturities of investments, mortgage-

backed and related securities and borrowing from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Management has maintained adequate liquidity so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. Neither the OTS nor the OCC provide specific guidance for liquidity ratios for BFS and BNB, respectively, but do require the Banks to maintain reasonable and prudent liquidity levels. Management believes such levels are being maintained.

The Company’s and Banks’ most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.

Liquid assets for the periods indicated, consisted of the following:

	03/13/03	12/31/02

	(In Thousands)
Cash and cash equivalents	$76,137	$74,672
Investment securities available for sale	118,526	112,888
Mortgage-backed securities available for sale	118,711	114,515
Loans held for sale	22,901	31,614

Total liquid assets	$336,275	$333,689

     These amounts represent 22.6% and 21.9% of the Company’s total assets at March 31, 2003 and December 31, 2002, respectively.

     The Banks have other sources of liquidity if a need for additional funds arises, including FHLB advances, wholesale-brokered deposits and repurchase agreements (collateralized borrowings). At March 31, 2003, the Banks had $395.4 million in advances outstanding from the FHLB and had, with existing collateral, an additional $126.6 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied 1-4 family loans, multi-family and commercial loans. The Banks generally do not pay the highest deposit rates in their market and accordingly utilize alternative sources of funds such as FHLB advances and wholesale-brokered deposits to supplement cash flow needs.

     At March 31, 2003, the Banks had commitments to originate loans and unused outstanding lines of credit totaling $369.5 million. The Banks anticipate that they will have sufficient funds available to meet their current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from March 31, 2003, totaled $251.0 million.

     At March 31, 2003, the consolidated stockholders’ equity to total assets ratio was 6.0%. As of March 31, 2003, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company’s consolidated total risk-based capital, tier 1 risk-based capital and tier 1 leverage capital ratios were 12.7%, 11.2% and 7.4%, respectively. BFS’s tier 1 (core) capital, total risk-based, capital, tier 1 risk-based and tangible equity capital ratios were 6.7%, 11.2%, 10.0% and 6.7%, respectively. BNB’s risk-based total capital, risk-based tier 1 capital and leverage capital ratios were 13.1%, 11.9% and 5.9%, respectively.

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

     The Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one- to four-family mortgage loans; (2) generally selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 15 years while generally retaining the servicing rights thereof; (3) primarily investing in investment securities or mortgage-backed securities with adjustable interest rates; and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing longer-term FHLB advances to reduce reliance on rate sensitive retail deposits. A portion of the FHLB advances may be called depending on the level of interest rates relative to the interest rate being charged at the applicable call date. Accordingly, if interest rates rise sufficient to trigger the call feature, the Company’s net interest margin may be negatively impacted if called advances are replaced by new, higher cost advances.

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

     At March 31, 2003, the Company’s one-year gap was a positive 9.8% of total assets, compared to a positive 10.7% of total assets at December 31, 2002.

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

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results. See the Company’s Form 10-K for the year ended December 31, 2002 for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 2002.

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

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws as of February 23, 2000**

4.0	Stock Certificate of BostonFed Bancorp, Inc.*

99.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference into this document from Exhibits 3.1 and 4.0 to the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995, as amended and declared effective on September 11, 1995. Registration No. 333-94860

**Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed on March 31, 2003.

     (b)  Reports on Form 8-K

     April 18, 2003 press release announcing first quarter 2003 results

     May 7, 2003 press release announcing the website availability of the Company’s “March 31, 2003 Investor Presentation”.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTONFED BANCORP, INC. (Registrant)

Date:	May 15, 2003	By: /s/ David F. Holland

David F. Holland
President and Chief Executive Officer
Date:	May 15, 2003	By: /s/ John A. Simas

John A. Simas Executive Vice President, Chief Financial Officer and Corporate Secretary

CERTIFICATION

I David F. Holland, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of BostonFed Bancorp, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ David F. Holland

David F. Holland President and Chief Executive Officer

CERTIFICATION

I John A. Simas, certify, that:

1.	I have reviewed this quarterly report on Form 10-Q of BostonFed Bancorp, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By: /s/ John A. Simas

John A. Simas Executive Vice President, Chief Financial Officer and Corporate Secretary