Form 10-Q
period 2003-06-30
BOSTONFED BANCORP INC
filed 2003-08-14
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

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

Yes (X) No ( )

     Number of shares of common stock, par value $.01 per share, outstanding as of July 31, 2003: 4,452,396.

BOSTONFED BANCORP INC.
FORM 10-Q
INDEX

Page
Part I - FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 (unaudited)	2
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002 (unaudited)	3
Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2003 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5 – 6
Notes to Unaudited Consolidated Financial Statements	7 – 10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	22
Part II - OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 2. Changes in Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits and Reports on Form 8-K	23 – 24
Signature Page	25

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share data)
Unaudited

	June 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$43,533	$74,672
Investment securities available for sale (amortized cost of $107,657 at June 30, 2003 and $112,056 at December 31, 2002)	109,092	112,888
Investment securities held to maturity (fair value of $2,601 at June 30, 2003 and $2,576 at December 31, 2002)	2,525	2,524
Mortgage-backed securities available for sale (amortized cost of $115,946 at June 30, 2003 and $113,550 at December 31, 2002)	116,176	114,515
Mortgage-backed securities held to maturity (fair value of $42,107 at June 30, 2003 and $26,598 at December 31, 2002)	41,005	25,429
Loans held for sale	16,024	31,614
Loans, net of allowance for loan losses of $13,474 and $12,656 at June 30, 2003 and December 31, 2002	1,120,007	1,071,356
Accrued interest receivable	6,178	6,470
Stock in FHLB of Boston and Federal Reserve Bank	24,552	24,552
Bank-owned life insurance	24,943	24,316
Premises and equipment, net	10,098	10,133
Goodwill	10,776	10,776
Other assets	14,544	16,367

Total assets	$1,539,453	$1,525,612

Liabilities and Stockholders’ Equity
Liabilities:
Deposit accounts	$975,273	$960,278
Federal Home Loan Bank advances and other Borrowings	431,828	426,560
Corporation-obligated mandatorily redeemable capital securities	32,000	32,000
Advance payments by borrowers for taxes and insurance	2,284	2,317
Other liabilities	6,544	11,484

Total liabilities	1,447,929	1,432,639

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $ .01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,425,208 and 4,425,348 shares outstanding at June 30, 2003 and December 31, 2002, respectively)	66	66
Additional paid-in capital	69,596	69,281
Retained earnings	62,767	64,242
Accumulated other comprehensive income	1,016	1,096
Less: Treasury stock, at cost ( 2,164,409 shares and 2,164,269 shares at June 30, 2003 and December 31, 2002, respectively)	(41,919)	(41,698)
Less: Unearned Stock-Based Incentive Plan	(2)	(14)

Total stockholders’ equity	91,524	92,973

Total liabilities and stockholders’ equity	$1,539,453	$1,525,612

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share data)
Unaudited

	Three Months Ended		Six Months Ended

	6/30/2003	6/30/2002	6/30/2003	6/30/2002

Interest income:
Loans	$15,855	$18,673	$32,434	$37,188
Mortgage-backed securities	1,597	2,181	3,134	4,067
Investment securities	1,100	1,009	2,238	1,991

Total interest income	18,552	21,863	37,806	43,246

Interest expense:
Deposit accounts	4,811	5,411	9,890	11,228
Borrowed funds	4,264	5,807	8,706	11,567
Corporation-obligated mandatorily redeemable capital securities distributions	880	881	1,761	1,761

Total interest expense	9,955	12,099	20,357	24,556

Net interest income	8,597	9,764	17,449	18,690
Provision for loan losses	2,000	250	2,450	500

Net interest income after provision for loan losses	6,597	9,514	14,999	18,190
Non-interest income:
Deposit service fees	900	768	1,756	1,405
Loan processing and servicing fees	(1,670)	(198)	(2,528)	(509)
Gain on sale of loans	2,651	2,731	5,821	5,599
Income from bank-owned life insurance	308	306	627	603
Gain on sale of investments	7	60	7	300
Other	433	429	803	826

Total non-interest income	2,629	4,096	6,486	8,224

Non-interest expense:
Compensation and benefits	5,696	5,836	11,829	11,625
Occupancy and equipment	1,198	1,244	2,456	2,430
Data processing	445	465	905	920
Advertising expense	360	264	659	497
Federal deposit insurance premiums	40	46	88	86
Legal settlements	0	0	0	500
Other	1,916	1,832	3,649	3,360

Total non-interest expense	9,655	9,687	19,586	19,418

(Loss) Income before income taxes	(429)	3,923	1,899	6,996
Income tax (benefit) expense	(1,961)	1,340	1,965	2,391

Net income (loss)	$1,532	$2,583	$(66)	$4,605

Basic earnings (loss) per share	$0.35	$0.58	$(0.02)	$1.04
Diluted earnings (loss) per share	$0.33	$0.55	$(0.02)	$0.98
Basic weighted average shares Outstanding	4,396,223	4,420,057	4,395,488	4,409,091
Common stock equivalents due to dilutive effect of stock options	212,835	306,631	NA*	279,609
Diluted total weighted average shares outstanding	4,609,058	4,726,688	4,395,488	4,688,700

*There were 215,042 common stock equivalents that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2003
(In thousands, except share data)
Unaudited

						Unearned
					Accumulated	Stock-
		Additional			other	Based	Total
	Common	paid-in	Retained	Treasury	comprehensive	Incentive	stockholders'
	stock	capital	earnings	stock	income	Plan	equity

Balance at December 31, 2002	$66	69,281	64,242	(41,698)	1,096	(14)	92,973
Net loss	—	—	(1,598)	—	—	—	(1,598)
Change in net unrealized loss on investments available for sale (net of tax benefit of $543)	—	—	—	—	(850)	—	(850)

Total comprehensive income	—	—	—	—	—	—	(2,448)
Cash dividends declared and paid ($0.16 per share)	—	—	(708)	—	—	—	(708)
Common stock repurchased (28,480 shares at an average price of $24.94 per share)	—	—	—	(610)	—	—	(610)
Stock options exercised, net of taxes	—	(94)	—	361	—	—	267
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	6	6
Fair value of shares charged to expense for compensation plans	—	138	—	—	—	—	138

Balance at March 31, 2003	$66	69,325	61,936	(41,947)	246	(8)	89,618

Net income	—	—	1,532	—	—	—	1,532
Change in net unrealized gain on investments available for sale (net of tax $492)	—	—	—	—	770	—	770
	—
Total comprehensive income	—	—	—	—	—	—	2,302
Cash dividends declared and paid ($0.16 per share)	—	—	(701)	—	—	—	(701)
Common stock repurchased (15,000 shares at an average price of $22.92 per share)	—	—	—	(447)	—	—	(447)
Stock options exercised, net of taxes	—	(33)	—	475	—	—	442
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	6	6
Fair value of shares charged to expense for compensation plans	—	304	—	—	—	—	304

Balance at June 30, 2003	$66	69,596	62,767	(41,919)	1,016	(2)	91,524

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	June 30,
	2003	2002

Net cash flows from operating activities:
Net (loss) income	$(66)	$4,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,251	932
Earned SIP shares	12	26
Appreciation in fair value of shares charged to expense for compensation plans	442	454
Income from bank-owned life insurance	(627)	(603)
Provision for loan losses	2,450	500
Loans originated for sale	(552,276)	(286,972)
Proceeds from sale of loans	573,687	302,791
Gain on sale of loans	(5,821)	(5,599)
Gain on sale of investment securities	(7)	(300)
Loss on sale of real estate owned	76	—
Increase (decrease) in accrued interest receivable	292	(932)
Increase (decrease) in prepaid expenses and other assets, net	1,208	(2,727)
(Decrease) increase in accrued expenses and other liabilities, net	(4,940)	511

Net cash provided by operating activities	15,681	12,686

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	10,000	1,036
Proceeds from maturities of investment securities available for sale	2,000	2,003
Purchase of investment securities available for sale	(12,710)	(20,223)
Purchase of mortgage-backed securities available for sale	(69,746)	(76,898)
Purchase of mortgage-backed securities held to maturity	(23,393)	—
Principal payments on mortgage-backed securities available for sale	67,009	36,569
Principal payments on mortgage-backed securities held to maturity	7,811	7,990
Principal payments on investment securities available for sale	5,002	894
Increase in loans, net	(51,462)	(46,798)
Purchases of premises and equipment	(754)	(1,097)
Proceeds from sale of real estate owned	1,003	—
Additional investment in real estate owned	(53)	—

Net cash used in investing activities	(65,293)	(96,524)

-Continued on next page-

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Six Months Ended
	June 30,
	2003	2002

Cash flows from financing activities:
Increase in deposit accounts	14,995	31,057
Repayments of Federal Home Loan Bank advances	(165,858)	(205,552)
Proceeds from Federal Home Loan Bank advances	171,126	218,429
Cash dividends paid	(1,409)	(1,390)
Common stock repurchased	(1,057)	(2,337)
Options exercised, net of taxes	709	2,210
Decrease in advance payments by borrowers for taxes and insurance	(33)	(433)

Net cash provided by financing activities	18,473	41,984

Decrease in cash and cash equivalents	(31,139)	(41,854)
Cash and cash equivalents at beginning of period	74,672	95,957

Cash and cash equivalents at end of period	$43,533	$54,103

Supplemental disclosure of cash flow information:
Payments during the period for:
Interest	$20,205	$24,735

Taxes	$3,715	$2,332

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 2003 and for the three- and six-month periods ended June 30, 2003 and 2002 of BostonFed Bancorp, Inc., (“BostonFed” or the “Company”) and its wholly-owned subsidiaries, Boston Federal Savings Bank (“BFS”), Broadway National Bank (“BNB”), BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2002.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. In preparing the consolidated financial statements, the Company was required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the unaudited consolidated statements of financial condition as of June 30, 2003 and December 31, 2002, and amounts of revenues and expenses in the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The results of operations for the three- and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2: EMPLOYEE STOCK OPTION BENEFITS

The Company measures compensation cost for stock-based compensation plans using the intrinsic value based method of accounting. Intrinsic value is measured as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had the Company determined compensation expense consistent with the fair value approach, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the three- and six-month periods ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$1,532	2,583	(66)	4,605
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(24)	(46)	(47)	(92)

Pro forma net income (loss)	1,508	2,537	(113)	4,513

Basic earnings (loss) per share as reported	0.35	0.58	(0.02)	1.04
Diluted earnings (loss) per share as reported	0.33	0.55	(0.02)	0.98
Pro forma basic earnings (loss) per share	0.34	0.57	(0.03)	1.02
Pro forma diluted earnings (loss) per share	0.33	0.54	(0.03)	0.96

The Company uses the Black-Scholes option pricing model to determine the per share weighted average fair value of stock options granted. There were no stock options granted during the three- or six-month periods ended June 30, 2003 and 2002.

NOTE 3: COMMITMENTS, CONTINGENCIES AND CONTRACTS

At June 30, 2003, the Company had commitments of $201.6 million to originate mortgage loans and $2.1 million to purchase loans from correspondent lenders. Of these $203.7 million commitments, $132.3 million were adjustable rate mortgage loans with interest rates ranging from 3.63% to 9.38% and $71.4 million were fixed rate mortgage loans with interest rates ranging from 4.00% to 8.63%. The Company also had commitments to sell $78.8 million of mortgage loans.

At June 30, 2003, the Company was servicing first mortgage loans of approximately $1.02 billion, which are either partially or wholly-owned by others.

NOTE 4: LEGAL SETTLEMENTS

During the six months ended June 30, 2002, the Company settled a lawsuit, which had been filed against its subsidiary, Broadway National Bank. The Company incurred a cost of approximately $325,000, net of tax, to settle the lawsuit, resulting in a reduction in earnings per share of approximately $0.07.

NOTE 5: BUSINESS SEGMENTS

The Company’s wholly-owned bank subsidiaries, BFS and BNB (collectively “the Banks”), have been identified as reportable operating segments. The Banks provide general banking services to their customers, including deposit accounts, residential, commercial, consumer and business loans. Each Bank also invests in mortgage-backed securities and other financial instruments. In addition to its own operations, the Company provides managerial expertise and other professional services to its various subsidiaries. BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II, wholly-owned subsidiaries of the Company, and various subsidiaries of the Banks did not meet the quantitative thresholds for determining reportable segments. The results of the Company, BF Funding Corp., BFD Preferred Capital Trust I and BFD Preferred Capital Trust II comprise the “other” category.

The Company evaluates performance based on the Banks’ net income, net interest margin, return on average assets and return on average equity. The Banks follow generally accepted accounting principles as described in the summary of significant accounting policies. The Company and Banks have inter-company expense and tax allocation agreements. These inter-company expenditures are allocated at cost. Asset sales between the Banks were accounted for at current market prices at the time of sale and approximated cost.

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

	(Dollars in thousands)
			Total
			Reportable			Consolidated
	BFS	BNB	Segments	Other	Eliminations	Totals

At or for the three months ended June 30, 2003:
Interest income	$16,897	1,553	18,450	1,041	(939)	18,552
Interest expense	8,768	337	9,105	1,789	(939)	9,955
Provision for loan losses	2,000	0	2,000			2,000
Non-interest income	2,231	398	2,629			2,629
Non-interest expense	8,308	1,150	9,458	197		9,655
Income tax expense	(1,573)	(72)	(1,645)	(316)		(1,961)
Net income (loss)	1,625	536	2,161	(629)		1,532
Total assets	1,376,637	168,967	1,545,604	158,460	(164,611)	1,539,453
Net interest margin	2.59%	3.59%	n.m	n.m.	n.m.	2.45%
Return on average assets	0.48%	1.27%	n.m	n.m.	n.m.	0.41%
Return on average equity	6.50%	16.63%	n.m	n.m.	n.m.	6.61%
At or for the three months ended June 30, 2002:
Interest income	$19,780	2,000	21,780	1,068	(985)	21,863
Interest expense	10,843	452	11,295	1,789	(985)	12,099
Provision for loan losses	225	25	250			250
Non-interest income	3,632	403	4,035	61		4,096
Non-interest expense	8,152	1,248	9,400	287		9,687
Income tax expense	1,429	226	1,655	(315)		1,340
Net income (loss)	2,763	452	3,215	(632)		2,583
Total assets	1,343,089	173,795	1,516,884	165,893	(163,336)	1,519,441
Net interest margin	2.98%	4.28%	n.m	n.m.	n.m.	2.88%
Return on average assets	.85%	1.07%	n.m	n.m.	n.m.	0.70%
Return on average equity	10.91%	14.01%	n.m	n.m.	n.m.	10.50%

At or for the six months ended June 30, 2003:
Interest income	$34,395	3,229	37,624	2,076	(1,894)	37,806
Interest expense	17,965	709	18,674	3,577	(1,894)	20,357
Provision for loan losses	2,450	0	2,450			2,450
Non-interest income	5,690	796	6,486			6,486
Non-interest expense	16,857	2,315	19,172	414		19,586
Income tax expense	2,118	490	2,608	(643)		1,965
Net income (loss)	695	511	1,206	(1,272)		(66)
Total assets	1,376,637	168,967	1,545,604	158,460	(164,611)	1,539,453
Net interest margin	2.64%	3.74%	n.m	n.m.	n.m.	2.51%
Return on average assets	0.10%	0.61%	n.m	n.m.	n.m.	(0.01)%
Return on average equity	1.39%	7.82%	n.m	n.m.	n.m.	(0.14)%
At or for the six months ended June 30, 2002:
Interest income	$39,082	4,001	43,083	2,150	(1,987)	43,246
Interest expense	22,015	951	22,966	3,577	(1,987)	24,556
Provision for loan losses	450	50	500			500
Non-interest income	7,174	749	7,923	301		8,224
Non-interest expense	15,957	2,970	18,927	491		19,418
Income tax expense	2,674	255	2,929	(538)		2,391
Net income (loss)	5,160	524	5,684	(1,079)		4,605
Total assets	1,343,089	173,795	1,516,450	165,611	(163,336)	1,519,441
Net interest margin	2.86%	4.25%	n.m	n.m.	n.m.	2.77%
Return on average assets	.80%	.63%	n.m	n.m.	n.m.	0.63%
Return on average equity	10.30%	8.17%	n.m	n.m.	n.m.	9.45%

       n.m. = not meaningful

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standard, (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123, transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 2 — Employee Stock Option Benefits.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 “Accounting for Derivative Instruments and Hedging Activities on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective effective dates. The Company does not expect implementation of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement applies generally to freestanding financial instruments that embody obligations of the issuing entity to redeem the instrument or to settle the obligation by repurchasing its equity shares through the transfer of assets or through issuance of its own shares. Such freestanding instruments must be classified as liabilities; or, in some cases, assets. SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares, be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not and is not expected to have a material impact on our financial condition, results of operations, earnings per share or cash flows.

FASB Issued Interpretation (“FIN”) No. 46 “Condition of Variable Interest Entities — an Interpretation of Accounting Research bulletin No. 51.”

In No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Company to deconsolidate its investment in Capital Trust I and II in future financial statements. The potential de-consolidation of subsidiary trust of bank holding companies formed in connecting with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the financial accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

NOTE 7: ACQUISITION OF BRANCHES AND MERGER OF BROADWAY NATIONAL BANK

The Company’s subsidiary Boston Federal Savings Bank signed a Purchase and Assumption Agreement on July 8, 2003, with Encore Bank to acquire Encore Bank’s seven Boston area branches located in Belmont, Lexington, Needham, Newton, Sudbury, Wellesley and Woburn, Massachusetts. Boston Federal Savings Bank filed its Interagency Bank Merger Act Application for approval with the Office of Thrift Supervision on August 7, 2003. Subject to regulatory approval, the Company expects to complete the transaction in the fourth quarter of 2003. A copy of the Purchase and Assumption Agreement is filed herewith as Exhibit 10.0.

The Company is currently in the process of preparing the application to merge its two subsidiary banks, with Boston Federal Savings Bank being the resultant institution. The Company expects, subject to regulatory approval, to complete the merger on or before the end of the year, although the data processing conversion of customer accounts into Boston Federal Savings Bank’s system may not be completed until early 2004.

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

Critical Accounting Policies

The Company’s critical accounting policies were detailed in the Company’s Annual Report for the year ended December 31, 2002, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Consolidated Financial Statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies used to determine the allowance for loan losses and asset impairment judgments, including the valuation of Originated Mortgage Servicing Rights (“OMSRs”) and the value of goodwill, are the Company’s most critical accounting policies because they are important to the presentation of the financial condition and results of operations of the Company and they involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumption or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. The appropriate, critical accounting policies and their application are reviewed quarterly by the Audit and Compliance Committee of the Board of Directors.

B.     FINANCIAL CONDITION

Assets

Total assets at June 30, 2003 were $1.539 billion, compared to $1.526 billion at December 31, 2002, an increase of $13.8 million. Loans, net of allowance for loan losses increased by $48.7 million to a new record level of $1.120 billion at June 30, 2003 from $1.071 billion at December 31, 2002 as the Company retained a larger portion of its loan production for portfolio purposes. Additionally, the Company securitized and retained a portion of its loan production in the form of mortgage-backed securities held to maturity, which increased by $15.6 million from $25.4 million at December 31, 2002 to $41.0 million at June 30, 2003. Somewhat offsetting these increases were lower balances in cash and cash equivalents, which declined by $31.1 million from a balance of $74.7 million at December 31, 2002 to $43.5 million at June 30, 2003 due primarily to a reduction in Federal Home Loan Bank (“FHLB”) Overnight Deposits. Additionally, loans held for sale declined by $15.6 million from $31.6 million at December 31, 2002 to $16.0 million at June 30, 2003 as a lesser portion of loan production was earmarked for sale during the recent quarter.

The Company’s loan portfolio was comprised of the following at:

	In thousands
	6/30/03	12/31/02

	(Unaudited)
Mortgage loans:
Residential 1-4 family	$741,163	684,277
Multi-family	24,252	25,290
Construction and land	120,557	129,469
Commercial real estate	141,466	134,169

	1,027,438	973,205

Consumer and other loans:
Home equity and improvement	107,806	94,855
Secured by deposits	732	466
Consumer	3,252	3,768
Business	29,227	32,792

	141,017	131,881

Total loans, gross	1,168,455	1,105,086

Allowance for loan losses	(13,474)	(12,656)
Construction loans in process	(37,192)	(24,832)
Net unearned premium on loans purchased	31	36
Deferred loan origination costs	2,187	3,722

Loans, net	$1,120,007	1,071,356

     As noted in the above table, the allowance for loan losses amounted to $13.5 million at June 30, 2003. Management believes the allowance is adequate to absorb probable loan losses. The allowance for loan losses increased from $12.7 million at December 31, 2002 due to the year-to-date provision, net of charge-offs/recoveries. The Company believes that the allowance for loan losses is at a reasonable level based on its evaluation of information currently available. The Company maintains an allowance for losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the six months ended June 30, 2003:

In thousands
Balance at December 31, 2002	$12,656
Loss provision	2,450
Recoveries	73
Charge-offs	(1,705)

Balance at June 30, 2003	$13,474

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

As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its management Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off is required is “sub-standard.” At June 30, 2003, the Company classified $30.8 million of loans ($30.0 million at BFS and $0.8 million at BNB) as sub-standard compared to $16.9 million ($16.0 million at BFS and $0.9 million at BNB) at December 31, 2002. The vast majority of the increase in sub-standard loans, and in turn the quarterly provision, was due to three loans (two land loans and one hotel loan) being downgraded to sub-standard from special mention. Non-performing assets at June 30, 2003, totaled $8.1 million or 0.53% of total assets, compared to $6.5 million, or 0.43% of total assets, at December 31, 2002. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at June 30, 2003 was sufficient to provide for anticipated losses inherent in the loan portfolio.

The Company’s $13.5 million allowance for loan losses at June 30, 2003 represented 173% of non-performing loans or 1.17% of total loans, compared to $12.7 million at December 31, 2002, or 230% of non-performing loans and 1.13% of total loans. Management believes this coverage ratio is prudent due to the increase in classified loans and the increase in the combined balance of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances increased from approximately $420.3 million at December 31, 2002 to approximately $426.7 million at June 30, 2003.

Non-performing loans were $7.8 million at June 30, 2003. The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms, was $387,000 and $282,000 for the six-month periods ended June 30, 2003 and 2002, respectively. The amount of interest income that was recorded on these loans was $105,000 and $386,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

At June 30, 2003, there were seven loans with a total balance of $10.8 million, characterized as impaired. During the six months ended June 30, 2003, the average recorded value of impaired loans was $7.68 million, $57,000 interest income was recognized and $246,000 of interest income would have been recognized under the loans’ original terms during the six-months ended June 30, 2003. At June 30, 2002, there were four loans characterized as impaired. During the six months ended June 30, 2002, the average recorded value of impaired loans was $1.86 million, $365,000 interest income was recognized and $221,000 of interest income would have been recognized under the loans’ original terms.

Liabilities

Deposit accounts increased by $15.0 million, to a new record level of $975.3 million at June 30, 2003, compared to $960.3 million at December 31, 2002,which includes $5.6 million reduction in wholesale-brokered certificates of deposit. The Company has not been as aggressive as some of its competition for deposits due to margin pressures and excessive, low yielding liquid assets.

The following is a summary of deposit balances by type at:

	In thousands

	06/30/03	12/31/02

	(Unaudited)
NOW accounts	151,308	150,342
Regular and statement savings	221,453	218,133
Money market	64,959	62,530
Demand deposits and official checks	118,875	107,154

Total non-certificate accounts	556,595	538,159

Certificate accounts:
3 to 6 months	42,142	52,164
1 to 3 years	240,752	246,636
Greater than 3 years	86,120	75,987
IRA/KEOGH	49,664	47,332

Total certificate accounts	418,678	422,119

	975,273	960,278

Expected maturity of certificate accounts:
Within one year	230,928	227,898
One to two years	94,785	99,230
Two to three years	47,264	53,250
Over three years	45,701	41,741

	418,678	422,119

Federal Home Loan Bank (“FHLB”) advances and other borrowings increased $5.3 million, to a balance of $431.8 million at June 30, 2003, from $426.6 million at December 31, 2002.

C. COMPARISON OF THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

GENERAL

During the quarter ended June 30, 2003, the Company earned $1.5 million, or $0.35 basic and $0.33 diluted earnings per share, compared to net income of $2.6 million or $0.58 basic and $0.55 diluted earnings per share for the second quarter of 2002. Significant items affecting the second quarter earnings included the reversal of approximately $2.8 million ($1.8 million net of tax) of the first quarter provision for additional state taxes and interest applicable to the real estate investment trust (“REIT”) due to the settlement with the Massachusetts Department of Revenue (“DOR”), a loan loss provision of $2.0 million, additional impairment of originated mortgage servicing rights (“OMSRs”) in the amount of $1.9 million and continued margin erosion. As was previously disclosed, the Company entered into a settlement by paying $1.9 million (approximately $1.2 million, net of taxes) to the DOR to resolve the dispute involving the DOR’s disallowance of the deduction for dividends received from its REIT subsidiaries.

For the six months ended June 30, 2003, the net loss was $66,000, or $0.02 basic and diluted loss per share, compared to $4.6 million or $1.04 basic and $0.98 diluted earnings per share for the six months ended June 30, 2002. The current year-to-date earnings were negatively impacted by the settlement of the REIT tax issue, higher than normal loan loss provision and OMSR impairment.

Earnings for the six months ended June 30 2002, were impacted by the settling of a legal dispute at BNB. For the three months ended June 30, 2003 and 2002, the annualized return on average stockholders’ equity was 6.61% and 10.50%, respectively. Comments regarding the components of net income are detailed in the following paragraphs.

Average Balances, Yields and Costs

The following table sets forth certain information relating to the Company for the quarters ended June 30, 2003 and 2002. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. The average balance data is derived from daily balances. The yields and costs include fees, premiums and discounts, which are considered adjustments to yields.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yield/Costs
(Unaudited)

		2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
For the quarter ended June 30:
Assets:
Interest-earning assets:
Investment securities (1)	$157,207	$1,100	2.80%	$120,350	$1,009	3.35%
Loans, net and loans held for sale (2)	1,093,786	15,855	5.80%	1,084,355	18,673	6.89%
Mortgage-backed securities (3)	150,300	1,597	4.25%	149,677	2,181	5.83%

Total interest-earning assets	1,401,293	18,552	5.30%	1,354,382	21,863	6.46%

Non interest-earning assets	103,581			111,277

Total assets	1,504,874			1,465,659

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	64,798	198	1.22%	61,390	253	1.65%
Savings accounts	214,287	592	1.11%	192,173	696	1.45%
Now accounts	148,223	61	0.16%	140,769	115	0.33%
Certificate accounts	415,188	3,960	3.82%	392,385	4,347	4.43%

Total	842,496	4,811	2.28%	786,717	5,411	2.75%
Borrowed funds (4)	424,757	4,264	4.02%	445,590	5,807	5.21%
Corporation-obligated mandatorily redeemable capital securities	32,000	880	11.00%	32,000	881	11.00%

Total interest-bearing liabilities	1,299,253	9,955	3.06%	1,264,307	12,099	3.83%

Non interest-bearing liabilities:	112,885			102,933

Total liabilities	1,412,138			1,367,240

Stockholders’ equity	92,736			98,419

Total liabilities and stockholders’ equity	$1,504,874			$1,465,659

Net interest rate spread (5)		$8,597	2.24%		$9,764	2.63%

Net interest margin (6)			2.45%			2.88%

Ratio of interest-earning assets to interest-bearing liabilities	107.85%			107.12%

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

(4)  Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed Funds of 3.95% and 5.18% for the three months ended June 30, 2003 and June 30, 2002, respectively.

(5)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)  Net interest margin represents net interest income as a percentage of average interest earning assets.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yield/Costs
(Unaudited)

		2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

			(Dollars in thousands)
For the six months ended June 30:
Assets:
Interest-earning assets:
Investment securities (1)	$160,377	$2,238	2.79%	$120,909	$1,991	3.29%
Loans, net and loans held for sale (2)	1,088,874	32,434	5.96%	1,085,765	37,188	6.85%
Mortgag-backed securities (3)	138,713	3,134	4.52%	140,827	4,067	5.78%

Total interest-earning assets	1,387,964	37,806	5.45%	1,347,501	43,246	6.42%

Non interest-earning assets	106,460			111,470

Total assets	1,494,424			1,458,971

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	63,787	384	1.20%	60,233	494	1.64%
Savings accounts	215,279	1,208	1.12%	187,940	1,365	1.45%
Now accounts	145,762	156	0.21%	137,735	224	0.33%
Certificate accounts	418,096	8,142	3.89%	392,041	9,145	4.67%

Total	842,924	9,890	2.35%	777,949	11,228	2.89%
Borrowed funds (4)	415,739	8,706	4.19%	442,564	11,567	5.23%
Corporation-obligated mandatorily redeemable capital securities	32,000	1,761	11.00%	32,000	1,761	11.00%

Total interest-bearing liabilities	1,290,663	20,357	3.15%	1,252,513	24,556	3.92%

Non interest-bearing liabilities:	110,037			109,033

Total liabilities	1,400,700			1,361,546

Stockholders’ equity	93,724			97,425

Total liabilities and stockholders’ equity	$1,494,424			$1,458,971

Net interest rate spread (5)		$17,449	2.30%		$18,690	2.50%

Net interest margin (6)			2.51%			2.77%

Ratio of interest-earning assets to interest-bearing liabilities	107.54%			107.58%

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

(4)  Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed Funds of 3.95% and 5.18% for the three months ended June 30, 2003 and June 30, 2002, respectively.

(5)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)  Net interest margin represents net interest income as a percentage of average interest earning assets.

Interest Income

Total interest income on interest-earning assets for the quarter ended June 30, 2003 declined by $3.3 million, or 15.1%, to $18.6 million, compared to the quarter ended June 30, 2002. The decrease in interest income was due to a 116 basis point decline in the average yield on interest earning assets, partially offset by the earnings on the $46.9 million increase in average interest-earning assets. The average yield on interest-earning assets declined to 5.30% for the three months ended June 30, 2003 from 6.46% for the three months ended June 30, 2002. For the six months ended June 30, 2003, total interest income declined by $5.4 million, or 12.5%, to $37.8 million, compared to the $43.2 million interest income earned during the six months ended June 30, 2002. Similar to the current quarter, the year-to-date interest income declined due to a 97 basis point decline in the average yield on interest earning assets, partially offset by the interest earned on higher average balances. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indexes resulting from the Federal Reserve induced decline in market interest rates during the past two years. Additionally, the proceeds received from the record levels of loan prepayments and matured investment securities have been re-invested at much lower interest rates due to the decline in market interest rates.

Interest income on loans, net, for the quarter ended June 30, 2003 declined by $2.8 million, or 15.0%, to $15.9 million compared to $18.7 million for the comparable quarter in 2002. The decrease in interest income from loans, net, for the current three-month period was due to the 109 basis point decline in the average yield, slightly offset by an increase in the average balance of loans, net. The average yield on loans, net for the three months ended June 30, 2003 was 5.80%, compared to an average yield of 6.89% for the three months ended June 30, 2002. For the six months ended June 30, 2003, interest income on loans, net, was $32.4 million, $4.8 million lower than the prior year comparable period. The yield on loans, net, declined by 89 basis points in the current six-month period. Many adjustable-rate loans continue to reprice lower as the major repricing indexes remain at historic lows. The Company has continued investing in interest sensitive loans such as equity lines, commercial and construction, business and other short-term indexed loans and selling most of its fixed-rate longer term loans into the secondary market in order to better protect against the possibility of rising interest rates.

Interest on mortgage-backed securities for the quarter ended June 30, 2003 was $1.6 million, compared to $2.2 million for the quarter ended June 30, 2002. The decline was primarily due to a 158 basis point decline in the average yield as there was virtually no change in the average balances. The average yield declined from 5.83% for the three months ended June 30, 2002, to 4.25% for the current three-month period. On a year-to-date basis, interest income on mortgage-backed securities declined from $4.1 million for the six months ended June 30, 2002, to $3.1 million for the comparable period this year. The reduction in yield is a reflection of the low interest rate environment, which results in the reinvestment of amortization and prepayments into lower yielding similar investments.

Income from investment securities was $1.1 million for the three months ended June 30, 2003, compared to $1.0 million for the prior year quarter. The improvement was due to substantially higher average balance of investment securities, which increased to $157.2 million for the three months ended June 30, 2003, compared to $120.4 million for the prior year quarter. While the average balance was substantially higher in the current quarter, the total yield earned on the average balance was negatively affected by a reduction in the average yield, which declined from 3.35% for the three months ended June 30, 2002, to 2.80% for the current quarter.

Income from investment securities was $2.2 million for the six months ended June 30, 2003, which was a 10% increase compared to the $2.0 million for the six months ended June 30, 2002. Similar to the current quarter, the impact on income from much higher average balances, was partially offset by the 50 basis point decline in average yield in the current period, compared to the six months ended June 30, 2002. The reduction in yield on investment securities is also reflective of the declines in market interest rates; including the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits. Because the Company’s investment securities are generally of a shorter-term nature, the decline in market interest rates has had a significant impact on the overall yield of investment securities.

Interest Expense

Total interest expense on interest-bearing liabilities for the quarter ended June 30, 2003 declined by $2.1 million, or 17.4%, to $10.0 million compared to $12.1 million for the quarter ended June 30, 2002. The decrease in interest expense for the current quarter was primarily due to a 77 basis point reduction in the average cost of interest bearing liabilities, which was partially offset by the interest expense applicable to a $34.9 million increase in the average balance of interest-bearing liabilities, which averaged $1.299 billion during the current quarter, compared to an average balance of $1.264 billion during the quarter ended June 30, 2002. The average cost of interest-bearing liabilities declined to 3.06% during the quarter ended June 30, 2003, compared to 3.83% for last year’s comparable quarter. For the six months ended June 30, 2003, total interest expense was $20.4 million, a decline of $4.2 million compared to the $24.6 million interest expense for the six months ended June 30, 2002. The cost of funds declined from 3.92% for the six months ended June 30, 2002 to 3.15% for the current period. The Company’s cost of interest bearing liabilities has declined slower than overall market interest rates as competitive market conditions, the already low interest rates being paid on deposits and longer term FHLB advances have precluded more rapid declines in the interest paid on these interest-bearing liabilities.

Interest expense on deposit accounts was $4.8 million for the quarter ended June 30, 2003, a decrease of $600,000 from the $5.4 million for the quarter ended June 30, 2002. Interest expense on deposit accounts declined due to a 47 basis point decrease in the average cost of deposits. For the three months ended June 30, 2003, the average cost of deposits was 2.28%, compared to 2.75% for the three months ended June 30, 2002. Average balances of deposit accounts of $842.5 million for the current quarter, were $55.8 million higher than the average of $786.6 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, interest expense on deposit accounts declined by $1.3 million to $9.9 million, compared to $11.2 million for the six months ended June 30, 2002. The cost of deposits declined by 54 basis points during the current six months to 2.35%, compared to 2.89% for the six months ended June 30, 2002. A portion of the decline in interest expense caused by the lower cost of deposits was offset by higher average balances, which averaged $842.9 million during the six months ended June 30, 2003, compared to $777.9 million for the prior year period.

Interest expense on borrowed funds was $4.3 million for the three months ended June 30, 2003, compared to $5.8 million for the three months ended June 30, 2002. Borrowed funds declined to an average of $424.8 million during the current quarter from an average of $445.6 million for the prior year quarter. The average cost of borrowed funds declined to 4.02% for the three months ended June 30, 2003, a decline of 119 basis points, compared to the 5.21% cost of borrowed funds for the three months ended June 30, 2002. Similar results were attained on a year-to-date basis as interest expense on borrowed funds declined to $8.7 million for the six months ended June 30, 2003 from $11.6 million for the prior year comparable period. The cost of borrowed funds declined from 5.23% during the six months ended June 30, 2002 to 4.19% in the current year period, a decline of 104 basis points. These declines were the result of a continuation of the low interest rate environment allowing the Company to renew previous higher rate, long-term FHLB advances at current lower rates.

Net Interest Income

Net interest income for the three months ended June 30, 2003 was $8.6 million, compared to $9.8 million for the second quarter of 2002, despite higher average interest-earning assets. The lowest interest rates in decades have precipitated high levels of loan prepayments, which combined with reinvestment in lower yielding loans and investment securities, as well as diminishing opportunities to continue lowering core deposit interest rates, have caused a decrease in the net interest margin. The net interest margin declined from 2.88% for the quarter ended June 30, 2002 to 2.45% in the current quarter. On a linked-quarter basis (March 31, 2003), the net interest margin declined by 13 basis points, six basis points of the decline was caused by the reversal of approximately $200,000 of accrued interest on a large delinquent borrower discussed below. For the six months ended June 30, 2003, the net interest income was $17.4 million, a decline of $1.3 million from the $18.7 million for the six months ended June 30, 2002. This decline was caused by a 26 basis point decrease in the net interest margin, which declined to 2.51% during the current period, compared to 2.77% for the prior year six-month period. The above mentioned issues also affected the net interest margin for the six months ended June 30, 2003. Additionally, increases in non-performing loans have placed pressure on the net interest margin.

Provision for Loan Losses

The provision for loan losses was $2.0 million for the three months ended June 30, 2003, compared to $250,000 for the comparable quarter last year. The increase in the provision was necessary as a charge-off of $1.6 million required replenishment to the allowance for loan losses (“ALL”). A large commercial real estate/business loan borrower of the Company suffered the loss of some of its business to international competition, causing the borrower to close a large portion of its manufacturing facilities. A current appraisal of the borrower’s real estate showed a substantial reduction in the value due to the vacated space. Additionally, the Company provided $400,000 to the ALL due to an increased level of non-performing loans and the higher balances invested in commercial real estate loans, business loans and other higher yielding/higher risk loans. At June 30, 2003, the Company’s non-performing assets totaled $8.1 million, or 0.53% of total assets, compared to the December 31, 2002 balance of $6.5 million, or 0.43% of total assets. The provision for loan losses was $2.5 million for the six months ended June 30, 2003, compared to $500,000 for the comparable period last year. See Item 2, Section B. FINANCIAL CONDITION for further discussion on the Company’s methodology for providing for loan losses.

Non-Interest Income

Total non-interest income declined to $2.6 million for the three months ended June 30, 2003, compared to $4.1 million for the quarter ended June 30, 2002, due primarily to lower loan processing and servicing fees resulting from higher levels of amortization and impairment of OMSRs. Loan processing and servicing fees were a negative $1.7 million for the quarter ended June 30, 2003, compared to a negative $198,000 for the quarter ended June 30, 2002. On a year to date basis, loan processing and servicing fees were a negative $2.5 million, compared to a negative $509,000 for last year to date. The primary reason for the decrease was due to an OMSR impairment charge of $3.0 million during the six months ended June 30, 2003, whereas the impairment charge for the prior year comparable period was $1.1 million. The impairment charge for the current six-month period includes $2.4 million in permanent impairment due to actual prepayments, as well as an additional $600,000 for anticipated future prepayments, thereby increasing the valuation allowance to $3.1 million. With the most recent adjustment, the OMSR balance of $5.6 million represents approximately 55 basis points of the $1.020 billion of loans serviced for others. Further declines in market interest rates, which affect loan prepayments and prepayment speeds, may result in future impairment charges.

Gain on sale of loans amounted to $2.7 million for the three months ended June 30, 2003, essentially the same as the quarter ended June 30, 2002. The Company has reduced the amount of gain recognized upon the sale of adjustable-mortgage loans to reflect current shorter estimated lives of loans serviced. Additionally, the Company is retaining a larger portion of loan production for its own portfolio in order to replace loans that have prepaid and to increase the size of its loan portfolio. The increased gain on sale of loans resulted from a continuation of high volumes of one- to four-family mortgage loan sales, made possible by the high volume of lending activity in the current low interest rate environment. Included in the above gain on sale of loans were gains on sale of manufactured housing loans, which amounted to $1.1 million for the quarter ended June 30, 2003, compared to $1.3 million for the quarter ended June 30, 2002. On a year-to-date basis gain on sale of manufactured housing loans was $1.9 million, compared to $2.4 million for the six months ended June 30, 2002. The decline is due to the continuing recessionary levels of activity in the manufactured housing market.

Deposit service fees increased from $768,000 in the quarter ended June 30, 2002, to $900,000 in the current quarter. On a year-to-date basis, deposit service fees were $1.8 million, compared to the prior year-to-date total of $1.4 million. The increase was primarily due to increases in fees and higher levels of deposit account services activity.

Non-Interest Expense

Total non-interest expense was $9.7 million for the three months ended June 30, 2003, essentially the same as the prior year quarter. For the six months ended June 30, 2003, total non-interest expense was $19.6 million, compared to $19.4 million for the prior year to date. Compensation and benefits were $140,000 lower in the current quarter than the prior year second quarter as the Company reversed a portion of the short-term incentive plan accrual due to the level of current earnings, which would preclude the payout of a substantial portion of the plan. This reversal more than offset increased compensation and benefits expense for the Company’s defined benefits pension plan expense, which resumed required contributions in the third quarter of 2002 and normal year over year salary increases. Advertising expense increased to $360,000 in the current quarter from $264,000 in the prior year comparable quarter due to the rollout of a more focused advertising program. The total non-interest expense for the six months ended June 30, 2002 was impacted by a $500,000 legal settlement at the Company’s BNB subsidiary.

Income Tax Expense

Income tax benefit for the three months ended June 30, 2003, was $2.0 million, due primarily to the reversal of a portion of the REIT accrual recorded during the first quarter due to the Mass. DOR settlement. The net effect of the REIT tax issue was an increase in tax benefit of approximately $1.8 million. For the six months ended June 30, 2003, income taxes were $2.0 million, the majority of which includes the charge for the additional REIT taxes applicable to prior years, net of the settlement with the Mass DOR. The remaining tax of approximately $765,000 results in an effective tax rate of approximately 40.3% compared to $2.4 million, an effective tax rate of 34.2% for the six months ended June 30, 2002.

D. LIQUIDITY AND CAPITAL RESOURCES

The primary source of cash flow for the Company is dividend payments from BFS and BNB, sales and maturities of investment securities and, to a lesser extent, earnings on deposits held by the Company. Dividend payments have been used to fund stock repurchase programs, pay dividends to stockholders, interest on trust-preferred securities and other operating expenses of the Company. The ability of BFS and BNB to pay dividends and other capital distributions to the Company is generally limited by OTS and OCC regulations, respectively. Additionally, the OTS and OCC may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons. As of June 30, 2003, BFS and BNB had $10.4 million of dividends that could be paid to the Company without regulatory approval. Any dividend by BFS or BNB beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS or the OCC.

To the extent BFS or BNB were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities. Additionally, the Company had $7.0 million of securities available for sale and $3.2 million cash or cash equivalents at June 30, 2003.

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

Liquid assets for the periods indicated, consisted of the following:

	06/30/03	12/31/02

	(In Thousands)
Cash and cash equivalents	$43,533	$74,672
Investment securities available for sale	109,092	112,888
Mortgage-backed securities available for sale	116,176	114,515
Loans held for sale	16,024	31,614

Total liquid assets	$284,825	$333,689

These amounts represent 18.5% and 21.9% of the Company’s total assets at June 30, 2003 and December 31, 2002, respectively.

The Banks have other sources of liquidity if a need for additional funds arises, including FHLB advances, wholesale-brokered deposits and repurchase agreements (collateralized borrowings). At June 30, 2003, the Banks had $431.8 million in advances outstanding from the FHLB and had, with existing collateral, an additional $179.6 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied 1-4 family loans, multi-family and commercial loans. The Banks generally do not pay the highest deposit rates in their market and accordingly utilize alternative sources of funds such as FHLB advances and wholesale-brokered deposits to supplement cash flow needs.

At June 30, 2003, the Banks had commitments to originate loans and unused outstanding lines of credit totaling $413.5 million. The Banks anticipate that they will have sufficient funds available to meet their current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from June 30, 2003, totaled $231.0 million.

At June 30, 2003, the consolidated stockholders’ equity to total assets ratio was 5.9%. As of June 30, 2003, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company’s consolidated total risk-based capital, tier 1 risk-based capital and tier 1 leverage capital ratios were 12.7%, 11.2% and 7.4%, respectively. BFS’s tier 1 (core) capital, total risk-based, capital, tier 1 risk-based and tangible equity capital ratios were 6.6%, 11.3%, 10.1% and 6.6%, respectively. BNB’s total risk-based capital, tier 1 risk-based capital and leverage capital ratios were 13.9%, 12.6% and 6.1%, respectively.

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

At June 30, 2003, the Company’s one-year gap was a positive 9.8% of total assets, compared to a positive 10.7% of total assets at December 31, 2002.

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

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(A)	The Company held its Annual Meeting of Stockholders on April 30, 2003. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated March 31, 2003. Of the 4,429,876 shares eligible to vote at the annual meeting, 3,708,591 were represented in person or by proxy.

(B)	There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

(1) Election of Directors to a three-year term ending in 2006

Nominee	Total Votes For	Total Votes Withheld

Patricia M. Flynn, Ph.D.	3,532,415	176,176
W. Russell Scott, Jr.	3,532,420	176,171
Catherine Friend White	3,532,420	176,171

(2) Continuing Directors	Year Term Expires

David F. Holland	2004
Joanna T. Lau	2004
David P. Conley	2005
Richard J. Fahey	2005
Kija Kim	2005

(C)	Other matters submitted to a vote of the Stockholders of the corporation:

Ratification of the appointment of KPMG LLP as independent auditors for the fiscal year ending December 31, 2003:

Votes For	Votes Against	Abstentions

3,650,359	55,549	2,683

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

3.1	Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws as of February 23, 2000**

4.0	Stock Certificate of BostonFed Bancorp, Inc.*

10.0	Purchase and Assumption Agreement

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Report on Form 10-K filed on March 31, 2003.

          (b)  Reports on Form 8-K

May 16, 2003 press release announcing merger of Broadway National Bank into Boston Federal Savings Bank

June 27, 2003 press release announcing the settlement of the REIT tax dispute with the Massachusetts Department of Revenue

July 10, 2003 press release announcing the signing of a definitive agreement to acquire Encore Bank’s seven Boston area branches

July 18, 2003 press release announcing second quarter 2003 results

July 28, 2003 press release announcing website availability of the Company’s “June 30, 2003 Investor Presentation” and the Company’s speaking engagement on July 30, 2003 at the KBW 4th Annual Conference in New York City.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTONFED BANCORP, INC. (Registrant)

Date: August 14, 2003	By:	/s/ David F. Holland

David F. Holland
President and
Chief Executive Officer

Date: August 14, 2003	By:	/s/ John A. Simas

John A. Simas
Executive Vice President,
Chief Financial Officer and Corporate Secretary