Form 10-Q
period 2003-09-30
BOSTONFED BANCORP INC
filed 2003-11-14
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the Quarterly Period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the transition period from                        to

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

          Yes ☒        No ☐

     Number of shares of common stock, par value $.01 per share, outstanding as of October 31, 2003: 4,477,996.

BOSTONFED BANCORP INC.
FORM 10-Q

INDEX

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (unaudited)	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	3
	Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2003 (unaudited)	4-5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)	6-7
	Notes to Unaudited Consolidated Financial Statements	8-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24-26
Item 4.	Controls and Procedures	26
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26-27
Signatures		28

     In addition to historical information, this Form 10-Q may contain certain forward-looking statements, which are based on current management expectations. Generally, verbs in the future tense and the words, “believe,” “expect,” “anticipate,” “intends,” “opinion,” “potential,” and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements applicable to the Company’s operations, the allowance for losses discussion, litigation, subsequent events and any quantitative and qualitative disclosure about market risk. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors and the effects of war or terrorist activities affecting the Company’s operations, markets, products, services, prices and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

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

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share data)
Unaudited

	September 30,	December 31,
	2003	2002

Assets
Cash and cash equivalents	$64,730	$74,672
Investment securities available for sale (amortized cost of $106,980 at Sept. 30, 2003 and $112,056 at December 31, 2002)	108,179	112,888
Investment securities held to maturity (fair value of $2,656 at Sept. 30, 2003 and $2,576 at December 31, 2002)	2,525	2,524
Mortgage-backed securities available for sale (amortized cost of $77,656 at Sept. 30, 2003 and $113,550 at December 31, 2002)	77,379	114,515
Mortgage-backed securities held to maturity (fair value of $78,880 at Sept. 30, 2003 and $26,598 at December 31, 2002)	78,444	25,429
Loans held for sale	15,234	31,614
Loans, net of allowance for loan losses of $13,790 at Sept. 30, 2003 and $12,656 at December 31, 2002	1,189,233	1,071,356
Accrued interest receivable	6,067	6,470
Stock in FHLB of Boston and Federal Reserve Bank	27,485	24,552
Bank-owned life insurance	25,247	24,316
Premises and equipment, net	10,394	10,133
Goodwill	10,776	10,776
Real estate owned	3,994	0
Other assets	14,845	16,367

Total assets	$1,634,532	$1,525,612

Liabilities and Stockholders’ Equity
Liabilities:
Deposit accounts	$960,728	$960,278
Federal Home Loan Bank advances and other Borrowings	535,894	426,560
Corporation-obligated mandatorily redeemable capital securities	32,000	32,000
Advance payments by borrowers for taxes and insurance	2,842	2,317
Other liabilities	10,324	11,484

Total liabilities	1,541,788	1,432,639

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $ .01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,461,396 and 4,425,348 shares outstanding at Sept. 30, 2003 and December 31, 2002, respectively)	66	66
Additional paid-in capital	69,837	69,281
Retained earnings	63,496	64,242
Accumulated other comprehensive income	562	1,096
Less: Treasury stock, at cost (2,128,221 shares and 2,164,269 shares at Sept. 30, 2003 and December 31, 2002, respectively)	(41,217)	(41,698)
Less: Unearned Stock-Based Incentive Plan	0	(14)

Total stockholders’ equity	92,744	92,973

Total liabilities and stockholders’ equity	$1,634,532	$1,525,612

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share data)
Unaudited

	Three Months Ended		Nine Months Ended

	9/30/2003	9/30/2002	9/30/2003	9/30/2002

Interest income:
Loans	$15,995	$18,541	$48,429	$55,729
Mortgage-backed securities	1,362	2,234	4,496	6,301
Investment securities	997	1,030	3,235	3,021

Total interest income	18,354	21,805	56,160	65,051

Interest expense:
Deposit accounts	4,465	5,709	14,355	16,937
Borrowed funds	4,244	5,538	12,950	17,105
Corporation-obligated mandatorily redeemable capital securities distributions	881	881	2,642	2,642

Total interest expense	9,590	12,128	29,947	36,684

Net interest income	8,764	9,677	26,213	28,367
Provision for loan losses	450	350	2,900	850

Net interest income after provision for loan losses	8,314	9,327	23,313	27,517
Non-interest income:
Deposit service fees	972	789	2,728	2,194
Loan processing and servicing fees	(341)	(1,368)	(2,869)	(1,877)
Gain on sale of loans	2,958	2,994	8,779	8,593
Income from bank-owned life insurance	304	313	931	916
Gain on sale of investments	0	61	7	361
Other	440	327	1,243	1,153

Total non-interest income	4,333	3,116	10,819	11,340

Non-interest expense:
Compensation and benefits	6,106	6,218	17,935	17,843
Occupancy and equipment	1,228	1,222	3,684	3,652
Data processing	526	478	1,520	1,476
Advertising expense	481	365	1,140	862
Federal deposit insurance premiums	40	39	128	125
Impairment of goodwill	0	7,000	0	7,000
Legal settlements	0	750	0	1,250
Other	1,771	1,717	5,331	4,999

Total non-interest expense	10,152	17,789	29,738	37,207

Income (loss) before income taxes	2,495	(5,346)	4,394	1,650
Income tax expense (benefit)	1,055	(1,816)	3,020	575

Net income (loss)	$1,440	$(3,530)	$1,374	$1,075

Basic earnings (loss) per share	$0.32	$(0.80)	$0.31	$0.24
Diluted earnings (loss) per share	$0.31	$(0.80)	$0.30	$0.23
Basic weighted average shares Outstanding	4,437,073	4,422,131	4,409,349	4,413,438
Common stock equivalents due to dilutive effect of stock options	239,571	300,480	213,509	274,637
Diluted total weighted average shares outstanding	4,676,644	4,722,611	4,622,858	4,688,075

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2003
(In thousands, except share data)
Unaudited

						Unearned
					Accumulated	Stock-
		Additional			other	Based	Total
	Common	paid-in	Retained	Treasury	comprehensive	Incentive	stockholders’
	Stock	capital	earnings	stock	income	Plan	equity

Balance at December 31, 2002	$66	69,281	64,242	(41,698)	1,096	(14)	92,973
Net loss	—	—	(1,598)	—	—	—	(1,598)
Change in net unrealized loss on investments available for sale (net of tax benefit of $543)	—	—	—	—	(850)	—	(850)

Total comprehensive income	—	—	—	—	—	—	(2,448)
Cash dividends declared and paid ($0.16 per share)	—	—	(708)	—	—	—	(708)
Common stock repurchased (28,480 shares at an average price of $24.94 per share)	—	—	—	(610)	—	—	(610)
Stock options exercised, net of taxes	—	(94)	—	361	—	—	267
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	6	6
Fair value of shares charged to expense for compensation plans	—	138	—	—	—	—	138

Balance at March 31, 2003	$66	69,325	61,936	(41,947)	246	(8)	89,618

Net income	—	—	1,532	—	—	—	1,532
Change in net unrealized gain on investments available for sale (net of tax $492)	—	—	—	—	770	—	770

Total comprehensive income	—	—	—	—	—	—	2,302
Cash dividends declared and paid ($0.16 per share)	—	—	(701)	—	—	—	(701)
Common stock repurchased (15,000 shares at an average price of $22.92 per share)	—	—	—	(447)	—	—	(447)
Stock options exercised, net of taxes	—	(33)	—	475	—	—	442
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	6	6
Fair value of shares charged to expense for compensation plans	—	304	—	—	—	—	304

Balance at June 30, 2003	$66	69,596	62,767	(41,919)	1,016	(2)	91,524

See accompanying condensed notes to unaudited consolidated financial statements.

						Unearned
					Accumulated	Stock-
		Additional			other	Based	Total
	Common	paid-in	Retained	Treasury	comprehensive	Incentive	stockholders’
	stock	capital	earnings	stock	income	Plan	equity

Balance at June 30, 2003	$66	69,596	62,767	(41,919)	1,016	(2)	91,524
Net income	—	—	1,440	—	—	—	1,440
Change in net unrealized loss on investments available for sale (net of tax benefit of $290)	—	—	—	—	(454)	—	(454)

Total comprehensive income	—	—	—	—	—	—	986
Cash dividends declared and paid ($0.16 per share)	—	—	(711)	—	—	—	(711)
Stock options exercised, net of taxes	—	(19)	—	702	—	—	683
Allocation relating to earned portion of Stock-Based Incentive Plan	—	—	—	—	—	2	2
Fair value of shares charged to expense for compensation plans	—	260	—	—	—	—	260

Balance at Sept. 30, 2003	$66	69,837	63,496	(41,217)	562	—	92,744

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2003	2002

Net cash flows from operating activities: net income	$1,374	$1,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,192	8,406
Earned SIP shares	14	36
Appreciation in fair value of shares charged to expense for compensation plans	702	730
Income from bank-owned life insurance	(931)	(916)
Provision for loan losses	2,900	850
Loans originated for sale	(572,759)	(484,226)
Proceeds from sale of loans	597,918	489,391
Gain on sale of loans	(8,779)	(8,593)
Gain on sale of investment securities	(7)	(361)
Loss on sale of real estate owned	65	—
Decrease (increase) in accrued interest receivable	403	(532)
Decrease (increase) in prepaid expenses and other assets, net	837	(3,897)
(Decrease) increase in accrued expenses and other liabilities, net	(1,160)	293

Net cash provided by operating activities	22,769	2,256

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	10,000	12,521
Proceeds from maturities of investments securities held to maturity	—	25
Proceeds from maturities of investment securities available for sale	5,000	2,003
Purchase of investment securities available for sale	(12,710)	(56,246)
Purchase of mortgage-backed securities available for sale	(81,977)	(81,264)
Purchase of mortgage-backed securities held to maturity	(65,730)	—
Purchase of FHLB and Federal Reserve stock	(2,933)	(344)
Principal payments on mortgage-backed securities available for sale	117,093	67,335
Principal payments on mortgage-backed securities held to maturity	12,706	11,376
Principal payments on investment securities available for sale	2,609	1,135
Increase in loans, net	(125,062)	(48,856)
Purchases of premises and equipment	(1,483)	(1,251)
Proceeds from sale of real estate owned	1,375	—
Additional investment in real estate owned	(123)	—

Net cash used in investing activities	(141,235)	(93,566)

-Continued on next page-

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	For the Nine Months Ended
	September 30,
	2003	2002

Cash flows from financing activities:
Increase in deposit accounts	450	81,100
Repayments of Federal Home Loan Bank advances	(471,875)	(335,681)
Proceeds from Federal Home Loan Bank advances	581,209	335,356
Cash dividends paid	(2,120)	(2,109)
Common stock repurchased	(1,057)	(4,149)
Options exercised, net of taxes	1,392	3,243
Increase in advance payments by borrowers for taxes and insurance	525	187

Net cash provided by financing activities	108,524	77,947

Decrease in cash and cash equivalents	(9,942)	(13,363)
Cash and cash equivalents at beginning of period	74,672	95,927

Cash and cash equivalents at end of period	$64,730	$82,594

Supplemental disclosure of cash flow information:
Payments during the period for:
Interest	$30,455	$36,804

Taxes	$3,494	$3,336

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002 of BostonFed Bancorp, Inc., (“BostonFed” or the “Company”) and its wholly-owned subsidiaries, Boston Federal Savings Bank (“BFS”), Broadway National Bank (“BNB”), BFD Preferred Capital Trust I and BFD Preferred Capital Trust II presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2002. BF Funding Corp., a former subsidiary of the Company, was dissolved during the third quarter of 2003.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. In preparing the consolidated financial statements, the Company was required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the unaudited consolidated statements of financial condition as of September 30, 2003 and December 31, 2002, and amounts of revenues and expenses in the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     Had the Company determined compensation expense consistent with the fair value approach, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the three- and nine-month periods ended September 30:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$1,440	(3,530)	1,374	1,075
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(24)	(27)	(71)	(119)

Pro forma net income (loss)	1,416	(3,557)	1,303	956

Basic earnings (loss) per share as reported	0.32	(0.80)	0.31	0.24
Diluted earnings (loss) per share as reported	0.31	(0.80)	0.30	0.23
Pro forma basic earnings (loss) per share	0.32	(0.80)	0.30	0.22
Pro forma diluted earnings (loss) per share	0.30	(0.80)	0.28	0.20

     The Company uses the Black-Scholes option pricing model to determine the per share weighted average fair value of stock options granted. There were no stock options granted during the three- or nine-month periods ended September 30, 2003 and 2002.

NOTE 3: COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At September 30, 2003, the Company had commitments of $100.4 million to originate mortgage loans and $2.6 million to purchase loans from correspondent lenders. Of these $103 million commitments, $86.1 million were adjustable rate mortgage loans with interest rates ranging from 3.38% to 7.38% and $13.9 million were fixed rate mortgage loans with interest rates ranging from 4.00% to 8.75%. The Company also had commitments to sell $22.6 million of mortgage loans.

     At September 30, 2003, the Company was servicing first mortgage loans of approximately $958.8 million, which are either partially or wholly-owned by others.

NOTE 4: LEGAL SETTLEMENTS

     During the nine months ended September 30, 2002, the Company settled two lawsuits, which had been filed against two of its subsidiaries. The Company incurred a cost of approximately $1.3 million to settle the lawsuits during 2002.

NOTE 5: BUSINESS SEGMENTS

     The Company’s wholly-owned bank subsidiaries, BFS and BNB (collectively “the Banks”), have been identified as reportable operating segments. The Banks provide general banking services to their customers, including deposit accounts, residential, commercial, consumer and business loans. Each Bank also invests in mortgage-backed securities and other financial instruments. In addition to its own operations, the Company provides managerial expertise and other professional services to its various subsidiaries. BF Funding Corp., which was dissolved in the third quarter of 2003, BFD Preferred Capital Trust I and BFD Preferred Capital Trust II, wholly-owned subsidiaries of the Company, and various subsidiaries of the Banks did not meet the quantitative thresholds for determining reportable segments. The results of the Company, BF Funding Corp., through the date of dissolution, BFD Preferred Capital Trust I and BFD Preferred Capital Trust II comprise the “other” category.

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

     The following table sets forth certain information about and the reconciliation of reported net income for each of the reportable segments.

	(Dollars in thousands)
			Total
			Reportable			Consolidated
	BFS	BNB	Segments	Other	Eliminations	Totals

At or for the three months ended Sept. 30, 2003:
Interest income	$16,926	1,349	18,275	1,008	(929)	18,354
Interest expense	8,421	310	8,731	1,788	(929)	9,590
Provision for loan losses	450	0	450			450
Non-interest income	3,927	406	4,333			4,333
Non-interest expense	8,910	1,032	9,942	210		10,152
Income tax expense (benefit)	1,243	148	1,391	(336)		1,055
Net income (loss)	1,829	265	2,094	(654)		1,440
Total assets	1,459,721	167,524	1,627,245	157,903	(150,616)	1,634,532
Net interest margin	2.57%	3.11%	n.m.	n.m.	n.m.	2.39%
Return on average assets	0.52%	0.63%	n.m.	n.m.	n.m.	0.37%
Return on average equity	7.26%	8.14%	n.m.	n.m.	n.m.	6.18%

At or for the three months ended Sept. 30, 2002:
Interest income	$19,707	2,016	21,723	1,051	(969)	21,805
Interest expense	10,851	458	11,309	1,788	(969)	12,128
Provision for loan losses	325	25	350			350
Non-interest income	2,659	400	3,059	57		3,116
Non-interest expense	16,347	1,229	17,576	213		17,789
Income tax (benefit) expense	(1,745)	234	(1,511)	(305)		(1,816)
Net (loss) income	(3,412)	470	(2,942)	(588)		(3,530)
Total assets	1,377,724	174,298	1,552,022	162,079	(161,608)	1,552,493
Net interest margin	2.79%	4.30%	n.m.	n.m.	n.m.	2.73%
Return on average assets	(1.01)%	1.10%	n.m.	n.m.	n.m.	(0.92)%
Return on average equity	(13.16)%	14.25%	n.m.	n.m.	n.m.	(14.07)%

At or for the nine months ended Sept. 30, 2003:
Interest income	$51,321	4,578	55,899	3,084	(2,823)	56,160
Interest expense	26,386	1,019	27,405	5,365	(2,823)	29,947
Provision for loan losses	2,900	0	2,900			2,900
Non-interest income	9,617	1,202	10,819			10,819
Non-interest expense	25,767	3,347	29,114	624		29,738
Income tax expense (benefit)	3,361	638	3,999	(979)		3,020
Net income (loss)	2,524	776	3,300	(1,926)		1,374
Total assets	1,459,721	167,524	1,627,245	157,903	(150,616)	1,634,532
Net interest margin	2.62%	3.53%	n.m.	n.m.	n.m.	2.47%
Return on average assets	0.25%	0.62%	n.m.	n.m.	n.m.	0.12%
Return on average equity	3.35%	7.92%	n.m.	n.m.	n.m.	1.96%

At or for the nine months ended Sept. 30, 2002:
Interest income	$58,789	6,017	64,806	3,201	(2,956)	65,051
Interest expense	32,866	1,409	34,275	5,365	(2,956)	36,684
Provision for loan losses	775	75	850			850
Non-interest income	9,833	1,149	10,982	358		11,340
Non-interest expense	32,304	4,199	36,503	704		37,207
Income tax expense (benefit)	929	489	1,418	(843)		575
Net income (loss)	1,748	994	2,742	(1,667)		1,075
Total assets	1,377,724	174,298	1,552,022	162,079	(161,608)	1,552,493
Net interest margin	2.83%	4.27%	n.m.	n.m.	n.m.	2.76%
Return on average assets	.18%	0.79%	n.m.	n.m.	n.m.	0.10%
Return on average equity	2.30%	10.23%	n.m.	n.m.	n.m.	1.46%

n.m. = not meaningful

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued a Statement of Financial Accounting Standard, (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are permitted to eliminate a “ramp-up” effect that the SFAS No. 123, transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. See Note 2 — Employee Stock Option Benefits.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133, “Accounting for Derivative Instruments and Hedging Activities on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The implementation of SFAS No. 149 did not have a material impact on the Company’s financial statements.

     FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003 and will adopt as of December 31, 2003 for other arrangements entered into prior to January 31, 2003 per FASB Staff Position No. FIN 46-6. The Company does not believe the adoption of this interpretation will have a material impact on the Company's financial position or results of operations.

     In its current form, FIN 46 may require the Company to deconsolidate its investment in Preferred Capital Trust I and II in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. [As of September 30, 2003, assuming the Company was not allowed to include the allowable portion of the $32.0 million in trust preferred securities issued by Preferred Capital Trust I and II in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.] If the trust preferred securities were no longer allowed to be included in Tier I capital, the Company would also be permitted to redeem the capital securities, which bear interest at 11.295% and 10.875%, respectively, without penalty.

     SFAS No. 150. “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life entities which have been excluded from the scope of the statement. On November 7, 2003, the FASB issued a FASB Staff Position (“FSP”) FAS 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP FAS 150-3 indefinitely defers paragraph 9 of SFAS No. 150 for limited life entities. Paragraph 9 provides guidance or the measurement requirements for mandatorily redeemable financial instruments.< /FONT>

NOTE 7: ACQUISITION OF BRANCHES AND MERGER OF BROADWAY NATIONAL BANK

     The Company’s subsidiary Boston Federal Savings Bank signed a Purchase and Assumption Agreement on July 8, 2003, with Encore Bank to acquire Encore Bank’s seven Boston area branches located in Belmont, Lexington, Needham, Newton, Sudbury, Wellesley and Woburn, Massachusetts. Boston Federal Savings Bank filed its Interagency Bank Merger Act Application for approval with the Office of Thrift Supervision (“OTS”) on August 7, 2003. Regulatory approval was received from the OTS on October 7, 2003, and the transaction was consummated on October 24, 2003.

     The Company assumed deposits of approximately $321.6 million and paid a deposit premium of $4.2 million. The Company estimates that approximately $2.5 million will also be required to establish a certificate yield adjustment account for above market rate certificates of deposit (“CDs”). The certificate yield adjustment account will be amortized over the remaining terms of the CDs in order to effectively reduce the interest expense on these CDs to market interest for similar terms at the time of assumption. A core deposit intangible (“CDI”) of $5.0 million is the estimated value assigned to the deposits. The CDI will be amortized over the average remaining expected lives of the deposits acquired. Initially, a seven-year life is estimated and the Company will amortize the CDI using the sum-of-the-years method. Including the costs of the transaction, which approximated $400,000, the resulting goodwill is estimated to be approximately $2.1 million. Good will is no longer amortized, but is subject to impairment testing, at least on an annual basis.

     As part of the transaction, the Company paid $6,875,000 for four locations that were previously owned by Encore Bank. The remaining three locations are leased properties.

     On September 8, 2003, the Company submitted an application to the OTS requesting approval to merge its two subsidiary banks, with Boston Federal Savings Bank being the resultant institution. The Company expects, subject to regulatory approval, to complete the merger on or before the end of the year, although the data processing conversion of customer accounts into Boston Federal Savings Bank’s system may not be completed until early 2004. The merger will have no effect on the consolidated financial statement of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. GENERAL

     The Company, headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for BFS, in connection with the conversion of BFS from a mutual to a stock form of ownership. The Company later acquired BNB, a nationally-chartered commercial bank, as its wholly-owned subsidiary in February 1997. In December 1999, the Company acquired Diversified Ventures, Inc., d/b/a Forward Financial Company (“Forward Financial”) and Ellsmere Insurance Agency, Inc., (“Ellsmere”). Forward Financial operates as a subsidiary of BFS and Ellsmere has limited operations as a subsidiary of BNB. On October 24, 2003, the Company acquired seven (7) branch offices in the Boston area from Encore Bank.

     The Company’s business has been conducted primarily through its wholly-owned subsidiaries of BFS and BNB (collectively, the “Banks”). BFS operates its administrative/bank branch office located in Burlington, Massachusetts and its 14 other bank branch offices (including those acquired from Encore Bank in October, 2003) located in Arlington, Bedford, Belmont, Billerica, Boston, Lexington, Needham, Newton, Peabody, Sudbury, Wellesley (2) and Woburn (2), all of which are located in the greater Boston metropolitan area. BFS’ subsidiary, Forward Financial, moved its headquarters to Westborough, Massachusetts on October 1, 2003, from its previous location in Northborough, Massachusetts, and operates in approximately one-half the states of the nation. BNB operates two banking offices in Chelsea and Revere, both of which are also in the greater Boston metropolitan area. Through its subsidiaries, the Company attracts retail deposits from the general public and invests those deposits and other borrowed funds in loans, mortgage-backed securities, U.S. Government and federal agency securities and other securities. The Company originates mortgage loans for its investment portfolio and for sale and generally retains the servicing rights of loans it sells. Additionally, the Company originates chattel mortgage loans, substantially all of which are sold in the secondary market, servicing released. Loan sales are made from loans held in the Company’s portfolio designated as being held for sale or originated for sale during the period. The Company’s revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, gains on sale of loans and service fees.

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

B. FINANCIAL CONDITION

Assets

     Total assets at September 30, 2003 were $1.6 billion, compared to $1.5 billion at December 31, 2002, an increase of $108.9 million. Loans, net of allowance for loan losses increased by $117.9 million to $1.2 billion at September 30, 2003 from $1.1 billion at December 31, 2002 as the Company retained a larger portion of its loan production for portfolio purposes. Additionally, the Company securitized and retained a portion of its loan production in the form of mortgage-backed securities held to maturity, which increased by $53.0 million from $25.4 million at December 31, 2002 to $78.4 million at September 30, 2003. Somewhat offsetting these increases were lower balances in cash and cash equivalents, mortgage-backed securities available for sale and loans held for sale. Cash and cash equivalents declined by $9.9 million from a balance of $74.7 million at December 31, 2002 to $64.7 million at September 30, 2003 due primarily to a reduction in Federal Home Loan Bank (“FHLB”) Overnight Deposits. Mortgage-backed securities declined $37.1 million from a balance of $114.5 million at December 31, 2002, to a balance of $77.4 million at September 30, 2003, due to rapid prepayments of collateralized mortgage obligations (“CMOs”). Additionally, loans held for sale declined by $16.4 million from $31.6 million at December 31, 2002 to $15.2 million at September 30, 2003 as a lesser portion of loan production was earmarked for sale during the recent quarter.

     The Company’s loan portfolio was comprised of the following at:

	9/30/03	12/31/02

	In thousands (Unaudited)
Mortgage loans:
Residential 1-4 family	$814,185	684,277
Multi-family	23,042	25,290
Construction and land	119,083	129,469
Commercial real estate	131,632	134,169

	1,087,942	973,205

Consumer and other loans:
Home equity and improvement	111,195	94,855
Secured by deposits	504	466
Consumer	5,328	3,768
Business	28,046	32,792

	145,073	131,881

Total loans, gross	1,233,015	1,105,086

Allowance for loan losses	(13,790)	(12,656)
Construction loans in process	(35,605)	(24,832)
Net unearned premium on loans purchased	28	36
Deferred loan origination costs	5,585	3,722

Loans, net	$1,189,233	1,071,356

     As noted in the above table, the allowance for loan losses amounted to $13.8 million at September 30, 2003. Management believes the allowance is adequate to absorb probable loan losses. The allowance for loan losses increased from $12.7 million at December 31, 2002 due to the year-to-date provision, net of charge-offs/recoveries. The Company believes that the allowance for loan losses is at a reasonable level based on its evaluation of information currently available. The Company maintains an allowance for losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the nine months ended September 30, 2003:

In thousands
Balance at December 31, 2002	$12,656
Loss provision	2,900
Recoveries	87
Charge-offs	(1,853)

Balance at September 30, 2003	$13,790

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

     As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its management Asset Classification Committee. The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off or impairment is required is “sub-standard.” At September 30, 2003, the Company classified $26.8 million of loans ($26.2 million at BFS and $0.6 million at BNB) as sub-standard compared to $16.9 million ($16.0 million at BFS and $0.9 million at BNB) at December 31, 2002. The vast majority of the increase in sub-standard loans, and in turn the quarterly provision, was due to three loans (two land loans and one hotel loan) being downgraded to sub-standard from special mention. Non-performing assets at September 30, 2003, totaled $9.8 million or 0.60% of total assets, compared to $6.5 million, or 0.43% of total assets, at December 31, 2002. The Asset Classification Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Utilizing these procedures, management believes that the allowance for loan losses at September 30, 2003 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company’s $13.8 million allowance for loan losses at September 30, 2003 represented 237% of non-performing loans or 1.13% of total loans, compared to $12.7 million at December 31, 2002, or 230% of non-performing loans and 1.13% of total loans. Management believes these coverage ratios are at prudent levels considering the levels of classified loans and the combined balance of construction and land, commercial real estate, multi-family, home equity and improvement, consumer and business loans. These combined total balances were approximately $418.3 million at September 30, 2003, and $420.3 million at December 31, 2002.

     Non-performing loans were $5.8 million at September 30, 2003. The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms was $384,000 and $701,000 for the nine-month periods ended September 30, 2003 and 2002, respectively. The amount of interest income that was recorded on these loans was $239,000 and $568,000 for the nine-month periods ended September 30, 2003 and 2002, respectively.

     At September 30, 2003, there were seven loans with a net balance of $3.7 million, characterized as impaired. During the nine months ended September 30, 2003, the average recorded value of impaired loans was $7.59 million, $64,000 interest income was recognized and $180,000 of interest income would have been recognized under the loans’ original terms during the nine-months ended September 30, 2003. At December 31, 2002, there were eight loans characterized as impaired with a total balance of $8.4 million. During the nine months ended September 30, 2002, the average recorded value of impaired loans was $2.7 million, $367,000 interest income was recognized and $327,000 of interest income would have been recognized under the loans’ original terms.

     At September 30, 2003, the Company had two properties in real estate owned (“REO”), with a total balance of $4.0 million. The REO was comprised of a land lot, acquired through foreclosure, in Westborough, Massachusetts and a commercial real estate property, acquired through a deed in lieu of foreclosure, in Woburn, Massachusetts. The Company is currently marketing both properties for sale. The Company had no REO at December 31, 2002.

Liabilities

     Deposit accounts were $960.7 million on September 30, 2003, essentially unchanged form the $960.3 million balance at December 31, 2002. Wholesale-brokered certificates of deposit were $125.0 million at September 30, 2003, reflecting a decline of $7.7 million since December 31, 2002. The Company has not been as aggressive as some of its competition for deposits due to margin pressures and sufficient liquid assets.

The following is a summary of deposit balances by type at:

	09/30/03	12/31/02

	In thousands (Unaudited)
NOW accounts	151,352	150,342
Regular and statement savings	225,397	218,133
Money market	65,507	62,530
Demand deposits and official checks	114,964	107,154

Total non-certificate accounts	557,220	538,159

Certificate accounts:
3 to 6 months	41,146	52,164
1 to 3 years	228,941	246,636
Greater than 3 years	84,450	75,987
IRA/KEOGH	48,971	47,332

Total certificate accounts	403,508	422,119

	960,728	960,278

Expected maturity of certificate accounts:
Within one year	199,415	227,898
One to two years	124,493	99,230
Two to three years	45,473	53,250
Over three years	34,127	41,741

Total	403,508	422,119

     Federal Home Loan Bank (“FHLB”) advances and other borrowings increased $109.3 million, to a balance of $535.9 million at September 30, 2003, from $426.6 million at December 31, 2002.

C.     COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

GENERAL

     During the quarter ended September 30, 2003, the Company earned $1.4 million, or $0.32 basic and $0.31 diluted earnings per share, compared to a net loss of $3.5 million or $0.80 basic and diluted loss per share for the third quarter of 2002. The loss incurred in the third quarter of 2002, was primarily the result of a $7.0 million goodwill impairment charge, a $1.7 million originated mortgage servicing rights (“OMSR”) impairment charge and an expense of $750,000 to settle a lawsuit. Significant items affecting earnings for the third quarter of 2003 included the reversal of approximately $1.2 million of the $3.1 million valuation allowance for OMSRs.

     For the nine months ended September 30, 2003, net income was $1.4 million, or $0.31 basic and $0.30 diluted earnings per share, compared to $1.1 million or $0.24 basic and $0.23 diluted earnings per share for the nine months ended September 30, 2002. The current year-to-date earnings were negatively impacted by the settlement with the Massachusetts Department of Revenue for $1.8 million for additional state taxes and interest applicable to the real estate investment trust (“REIT”), an incremental loan loss provision of $2.1 million, an $800,000 increase in OMSR impairment charges and continued margin erosion.

     Earnings for the nine months ended September 30 2002, were impacted by the goodwill impairment charge, OMSR impairment charges and the settlement of two legal disputes.

     For the three months ended September 30, 2003 and 2002, the annualized return on average stockholders’ equity was 6.18% and (14.07%), respectively. Comments regarding the components of net income are detailed in the following paragraphs.

Average Balances, Yields and Costs

     The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2003 and 2002. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. The average balance data is derived from daily balances. The yields and costs include fees, premiums and discounts, which are considered adjustments to yields.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yield/Costs
(Unaudited)

	2003			2002

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

	(Dollars in thousands)
For the quarter ended September 30:
Assets:
Interest-earning assets:
Investment securities (1)	$147,088	$997	2.71%	$123,125	$1,030	3.35%
Loans, net and loans held for sale (2)	1,163,428	15,995	5.50%	1,139,154	18,541	6.51%
Mortgage-backed securities (3)	153,428	1,362	3.55%	156,490	2,234	5.71%

Total interest-earning assets	1,463,944	18,354	5.01%	1,418,769	21,805	6.15%

Non interest-earning assets	102,081			109,926

Total assets	1,566,025			1,528,695

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	67,417	191	1.13%	62,083	250	1.61%
Savings accounts	222,647	516	0.93%	207,560	749	1.44%
Now accounts	151,610	50	0.13%	140,887	113	0.32%
Certificate accounts	410,195	3,708	3.62%	428,087	4,597	4.30%

Total	851,869	4,465	2.10%	838,617	5,709	2.72%
Borrowed funds (4)	477,083	4,244	3.56%	449,177	5,538	4.93%
Corporation-obligated mandatorily redeemable capital securities	32,000	881	11.01%	32,000	881	11.01%

Total interest-bearing liabilities	1,360,952	9,590	2.82%	1,319,794	12,128	3.68%

Non interest-bearing liabilities	111,936			108,524

Total liabilities	1,472,888			1,428,318

Stockholders’ equity	93,137			100,377

Total liabilities and stockholders’ equity	$1,566,025			$1,528,695

Net interest rate spread (5)		$8,764	2.19%		$9,677	2.47%

Net interest margin (6)			2.39%			2.73%

Ratio of interest-earning assets to interest-bearing liabilities	107.57%			107.50%

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

(4)  Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 3.50% and 4.92% for the three months ended September 30, 2003 and September 30, 2002, respectively.

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

	(Dollars in thousands)
For the nine months ended September 30:
Assets:
Interest-earning assets:
Investment securities (1)	$155,947	$3,235	2.77%	$121,648	$3,021	3.31%
Loans, net and loans held for sale (2)	1,113,726	48,429	5.80%	1,103,561	55,729	6.73%
Mortgage-backed securities (3)	143,618	4,496	4.17%	146,048	6,301	5.75%

Total interest-earning assets	1,413,291	56,160	5.30%	1,371,257	65,051	6.32%

Non interest-earning assets	105,000			110,956

Total assets	1,518,291			1,482,213

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	64,997	575	1.18%	60,850	744	1.63%
Savings accounts	217,735	1,724	1.06%	194,480	2,114	1.45%
Now accounts	147,712	206	0.19%	138,786	337	0.32%
Certificate accounts	415,462	11,850	3.80%	404,056	13,742	4.53%

Total	845,906	14,355	2.26%	798,172	16,937	2.83%
Borrowed funds (4)	436,187	12,950	3.96%	444,768	17,105	5.13%
Corporation-obligated mandatorily redeemable capital securities	32,000	2,642	11.01%	32,000	2,642	11.01%

Total interest-bearing liabilities	1,314,093	29,947	3.04%	1,274,940	36,684	3.83%

Non interest-bearing liabilities	110,670			108,864

Total liabilities	1,424,763			1,383,804

Stockholders’ equity	93,528			98,409

Total liabilities and stockholders’ equity	$1,518,291			$1,482,213

Net interest rate spread (5)		$26,213	2.26%		$28,367	2.49%

Net interest margin (6)			2.47%			2.76%

Ratio of interest-earning assets to interest-bearing liabilities	107.55%			107.55%

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

(4)  Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 3.92% and 5.10% for the nine months ended September 30, 2003 and September 30, 2002, respectively.

(5)  Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6)  Net interest margin represents net interest income as a percentage of average interest earning assets.

Interest Income

     Total interest income on interest-earning assets for the quarter ended September 30, 2003 declined by $3.5 million, or 16.1%, to $18.4 million, compared to the quarter ended September 30, 2002. The decrease in interest income was due to a 114 basis point decline in the average yield on interest earning assets, partially offset by the earnings on the $45.2 million increase in average interest-earning assets. The average yield on interest-earning assets declined to 5.01% for the three months ended September 30, 2003 from 6.15% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, total interest income declined by $8.9 million, or 13.7%, to $56.2 million, compared to the $65.1 million interest income earned during the nine months ended September 30, 2002. Similar to the current quarter, the year-to-date interest income declined due to a 102 basis point decline in the average yield on interest earning assets, partially offset by the interest earned on higher average balances. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indexes resulting from the Federal Reserve induced decline in market interest rates during the past few years. Additionally, the proceeds received from the record levels of loan prepayments and matured investment securities have been re-invested at much lower interest rates due to the decline in market interest rates.

     Interest income on loans, net, for the quarter ended September 30, 2003 declined by $2.5 million, or 13.5%, to $16.0 million compared to $18.5 million for the comparable quarter in 2002. The decrease in interest income from loans, net, for the current three-month period was due to the 101 basis point decline in the average yield, partially offset by an increase in the average balance of loans, net. The average yield on loans, net for the three months ended September 30, 2003 was 5.50%, compared to an average yield of 6.51% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, interest income on loans, net, was $48.4 million, $7.3 million lower than the prior year comparable period. The yield on loans, net, declined by 93 basis points in the current nine-month period. Many adjustable-rate loans continue to reprice lower as the major repricing indexes remain at historic lows. The Company has continued investing in interest sensitive loans such as equity lines, commercial and construction, business and other short-term indexed loans and selling most of its fixed-rate longer term loans into the secondary market in order to better protect against the possibility of rising interest rates.

     Interest on mortgage-backed securities for the quarter ended September 30, 2003 was $1.4 million, compared to $2.2 million for the quarter ended September 30, 2002. The decline was primarily due to a 216 basis point decline in the average yield. The average yield declined from 5.71% for the three months ended September 30, 2002, to 3.55% for the current three-month period. On a year-to-date basis, interest income on mortgage-backed securities declined from $6.3 million for the nine months ended September 30, 2002, to $4.5 million for the comparable period this year also due primarily to a 158 basis point decline in the average yield. The reduction in yield is a reflection of the low interest rate environment, which results in the reinvestment of amortization and prepayments into lower yielding similar investments.

     Income from investment securities was $997,000 for the three months ended September 30, 2003, compared to $1.0 million for the prior year quarter. Although the income was essentially the same, the Company had substantially higher average balance of investment securities in the current year quarter. The average balance of investment securities increased to $147.1 million for the three months ended September 30, 2003, from an average balance of $123.1 million for the prior year quarter. While the average balance was substantially higher in the current quarter, the total yield earned on the average balance was negatively affected by a reduction in the average yield, which declined from 3.35% for the three months ended September 30, 2002, to 2.71% for the current quarter.

     Income from investment securities was $3.2 million for the nine months ended September 30, 2003, which was a 6.7% increase compared to the $3.0 million for the nine months ended September 30, 2002. Similar to the current quarter, the impact on income from much higher average balances was partially offset by the 54 basis point decline in average yield in the current period, compared to the nine months ended September 30, 2002. The reduction in yield on investment securities is also reflective of the declines in market interest rates; including the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits. Because the Company’s investment securities are generally of a shorter-term nature, the decline in market interest rates has had a significant impact on the overall yield of investment securities.

     Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended September 30, 2003 declined by $2.5 million, or 20.7%, to $9.6 million compared to $12.1 million for the quarter ended September 30, 2002. The decrease in interest expense for the current quarter was primarily due to a 86 basis point reduction in the average cost of interest bearing liabilities, which was partially offset by the interest expense applicable to a $41.2 million increase in the average balance of interest-bearing liabilities, which averaged $1.4 billion during the current quarter, compared to an average balance of $1.3 billion during the quarter ended September 30, 2002. The average cost of interest-bearing liabilities declined to 2.82% during the quarter ended September 30, 2003, compared to 3.68% for last year’s comparable quarter. For the nine months ended September 30, 2003, total interest expense was $29.9 million, a decline of $6.8 million compared to the $36.7 million interest expense for the nine months ended September 30, 2002. The cost of funds declined from 3.83% for the nine months ended September 30, 2002 to 3.04% for the current period. The Company’s cost of interest bearing liabilities has declined slower than overall market interest rates as competitive market conditions, the already low interest rates being paid on deposits and longer term FHLB advances have precluded more rapid declines in the interest paid on these interest-bearing liabilities.

     Interest expense on deposit accounts was $4.5 million for the quarter ended September 30, 2003, a decrease of $1.2 million from the $5.7 million for the quarter ended September 30, 2002. Interest expense on deposit accounts declined due to a 62 basis point decrease in the average cost of deposits. For the three months ended September 30, 2003, the average cost of deposits was 2.10%, compared to 2.72% for the three months ended September 30, 2002. Average balances of deposit accounts of $851.9 million for the current quarter, were $13.3 million higher than the average of $838.6 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, interest expense on deposit accounts declined by $2.5 million to $14.4 million, compared to $16.9 million for the nine months ended September 30, 2002. The cost of deposits declined by 57 basis points during the current nine months to 2.26%, compared to 2.83% for the nine months ended September 30, 2002. A portion of the decline in interest expense caused by the lower cost of deposits was offset by higher average balances, which averaged $845.9 million during the nine months ended September 30, 2003, compared to $798.2 million for the prior year period.

     Interest expense on borrowed funds was $4.2 million for the three months ended September 30, 2003, compared to $5.5 million for the three months ended September 30, 2002. Borrowed funds increased to an average balance of $477.1 million during the current quarter from an average of $449.2 million for the prior year quarter. The average cost of borrowed funds declined to 3.56% for the three months ended September 30, 2003, a decline of 137 basis points, compared to the 4.93% cost of borrowed funds for the three months ended September 30, 2002. Similar results were attained on a year-to-date basis as interest expense on borrowed funds declined to $13.0 million for the nine months ended September 30, 2003 from $17.1 million for the prior year comparable period. The cost of borrowed funds declined from 5.13% during the nine months ended September 30, 2002 to 3.96% in the current year period, a decline of 117 basis points. These declines were the result of a continuation of the low interest rate environment allowing the Company to renew previous higher rate, long-term FHLB advances at current lower rates.

Net Interest Income

     Net interest income for the three months ended September 30, 2003 was $8.8 million, compared to $9.7 million for the third quarter of 2002, despite higher average interest-earning assets. The lowest interest rates in decades have precipitated high levels of loan prepayments, which combined with reinvestment in lower yielding loans and investment securities, as well as diminishing opportunities to continue lowering core deposit interest rates, have caused a decrease in the net interest margin. The net interest margin declined from 2.73% for the quarter ended September 30, 2002 to 2.39% in the current quarter. On a linked-quarter basis (June 30, 2003), the net interest margin declined by six basis points. For the nine months ended September 30, 2003, the net interest income was $26.2 million, a decline of $2.2 million from the $28.4 million for the nine months ended September 30, 2002. This decline was caused by a 29 basis point decrease in the net interest margin, which declined to 2.47% during the current period, compared to 2.76% for the prior year nine-month period. The above-mentioned issues also affected the net interest margin for the nine months ended September 30, 2003. Additionally, increases in non-performing loans have placed pressure on the net interest margin.

Provision for Loan Losses

     The provision for loan losses was $450,000 for the three months ended September 30, 2003, compared to $350,000 for the comparable quarter last year. For the nine months ended September 30, 2003, the provision for loan losses was $2.9 million, compared to $850,000 for the comparable period last year. The increase in the provision was necessary due to a charge-off of $1.6 million during the second quarter of 2003. Additionally, the Company has provided higher loan loss provisions due to an increased level of non-performing loans and the higher balances invested in commercial real estate loans, business loans and other higher yielding/higher risk loans. At September 30, 2003, the Company’s non-performing assets totaled $9.8 million, or 0.60% of total assets, compared to the December 31, 2002 balance of $6.5 million, or 0.43% of total assets. See Item 2, Section B. FINANCIAL CONDITION for further discussion on the Company’s methodology for providing for loan losses.

Non-Interest Income

     Total non-interest income increased to $4.3 million for the quarter ended September 30, 2003, compared to $3.1 million for the quarter ended September 30, 2002, due primarily to improvement in the loan processing and servicing fees. Loan processing and servicing fees were a negative $341,000 for the quarter ended September 30, 2003, compared to a negative $1.4 million for the comparable quarter in the prior year. Higher mortgage interest rates at September 30, 2003, compared to June 30, 2003, caused estimated mortgage pre-payment speeds to decline during the current quarter, thereby allowing the Company to recover approximately $1.2 million of its $3.1 million valuation allowance on its OMSRs. On a year to date basis, loan processing and servicing fees were a negative $2.9 million, compared to a negative $1.9 million for last year to date. The primary reason for the decrease was due to OMSR impairment charges (net of adjustment to valuation allowance), totaling $3.6 million during the nine months ended September 30, 2003, and $2.8 million for the prior year comparable period. The OMSR valuation allowance was $1.9 million at September 30, 2003. With the most recent adjustment, the OMSR balance of $6.0 million, net of valuation allowance, represents approximately 63 basis points of the $958.8 million of loans serviced for others.

     Gain on sale of loans amounted to $3.0 million for the quarters ended September 30, 2003 and 2002. On a year to date basis, gain on sale of loans was $8.8 million, compared to $8.6 million for the nine months ended September 30, 2002. The continued strong levels of gain on sale of loans resulted from the high volumes of one- to four-family mortgage loan sales, made possible by the volume of lending activity in the current low interest rate environment. Included in the above gain on sale of loans were gains on sale of manufactured housing loans, which amounted to $1.0 million for the quarters ended September 30, 2003 and 2002. On a year-to-date basis gain on sale of manufactured housing loans was $2.9 million, compared to $3.3 million for the nine months ended September 30, 2002. These volumes reflect the continuing recessionary levels of activity in the manufactured housing market.

     Deposit service fees increased to $972,000 in the current quarter, compared to $789,000 in the quarter ended September 30, 2002. On a year-to-date basis, deposit service fees were $2.7 million, compared to the prior year-to-date total of $2.2 million. The increase was primarily due to increases in fees and higher levels of deposit account services activity.

Non-Interest Expense

     Total non-interest expense was $10.2 million for the quarter ended September 30, 2003, compared to $17.8 million for the prior year comparable quarter. Non-interest expenses were higher in the prior year quarter due primarily to the $7.0 million goodwill impairment and $750,000 legal settlement. For the nine months ended September 30, 2003, total non-interest expense was $29.7 million, compared to $37.2 million for the prior year to date due to primarily the same issues that impacted the third quarter of 2002. The total non-interest expense for the nine months ended September 30, 2002 was also impacted by a $500,000 legal settlement at the Company’s BNB subsidiary during the first quarter of 2002.

     Compensation and benefits were $112,000 lower in the current quarter than the prior year third quarter as the Company is not accruing a portion of the short-term incentive plan (“STIP”) due to the level of current earnings, which would preclude the payout of a substantial portion of the plan. On a year to date basis, compensation is $92,000 higher in the nine months ended September 30, 2003, despite the non-accrual of a portion of the STIP mentioned above, primarily due to the expense incurred for the Company’s defined benefits pension plan (“pension plan”). The pension plan expense for the current year to date period was $940,000, compared to $200,000 for the three and nine months ended September 30, 2002. Prior to July 1, 2002, the pension plan’s sponsor had been in an over-funded status. Advertising expense increased to $481,000 in the current quarter from $365,000 in the prior year comparable quarter due to the rollout of a more focused branding program for the Company’s subsidiary, BFS. Year to date, advertising expense totaled $1.1 million, compared to $862,000 for the nine months ended September 30, 2002. The increase was also due to the recent expenditures for the branding program.

Income Tax Expense

     Income tax expense for the quarter ended September 30, 2003, was $1.1 million, for an effective tax rate of 42.3%, compared to a tax benefit of $1.8 million, or an effective tax benefit of 34.0% for the quarter ending September 30, 2002. Income tax expense for the nine months ended September 30, 2003 was $3.0 million, for an effective tax rate of 68.7% due primarily to the REIT settlement for current and retroactive income taxes with the Mass. DOR in June of this year. Excluding the effects of the REIT settlement, the effective tax rate for the nine months ended September 30, 2003, was 41.4%. Income tax expense was $575,000, for an effective tax rate of 34.8% for the nine months ended September 30, 2002.

D. LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash flow for the Company is dividend payments from BFS and BNB, sales and maturities of investment securities and, to a lesser extent, earnings on deposits held by the Company. Dividend payments have been used to fund stock repurchase programs, pay dividends to stockholders, interest on trust-preferred securities and other operating expenses of the Company. The ability of BFS and BNB to pay dividends and other capital distributions to the Company is generally limited by OTS and OCC regulations, respectively. Additionally, the OTS and OCC may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons. As of September 30, 2003, BFS and BNB had $12.2 million of dividends that could be paid to the Company without regulatory approval. Any dividend by BFS or BNB beyond its current year net income combined with retained net income of the preceding two years would require notification to or approval of the OTS or the OCC.

     To the extent BFS or BNB were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities. Additionally, the Company had $7.3 million of securities available for sale and $2.0 million cash or cash equivalents at September 30, 2003.

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

     The Company and Banks’ most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.

     Liquid assets for the periods indicated, consisted of the following:

	09/30/03	12/31/02

	(In Thousands)
Cash and cash equivalents	$64,730	$74,672
Investment securities available for sale	108,179	112,888
Mortgage-backed securities available for sale	77,379	114,515
Loans held for sale	15,234	31,614

Total liquid assets	$265,522	$333,689

     These amounts represent 16.2% and 21.9% of the Company’s total assets at September 30, 2003 and December 31, 2002, respectively.

     The Banks have other sources of liquidity if a need for additional funds arises, including FHLB advances, wholesale-brokered deposits and repurchase agreements (collateralized borrowings). At September 30, 2003, the Banks had $535.9 million in advances outstanding from the FHLB and had, with existing collateral, an additional $108.5 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied 1-4 family loans, multi-family and commercial loans. The Banks generally do not pay the highest deposit rates in their market and accordingly utilize alternative sources of funds such as FHLB advances and wholesale-brokered deposits to supplement cash flow needs. A portion of the FHLB advances at September 30, 2003, were of short duration as the Company anticipated repaying these particular advances with a portion of the proceeds received upon the assumption of the savings deposits from the Encore Bank branch acquisition.

     At September 30, 2003, the Banks had commitments to originate loans and unused outstanding lines of credit totaling $302.9 million. The Banks anticipate that they will have sufficient funds available to meet their current loan origination commitments. Certificate accounts, which are scheduled to mature in less than one year from September 30, 2003, totaled $199.4 million.

     At September 30, 2003, the consolidated stockholders’ equity to total assets ratio was 5.7%. As of September 30, 2003, the Company, BFS and BNB exceeded all of their regulatory capital requirements. The Company’s consolidated total risk-based capital, tier 1 risk-based capital and tier 1 leverage capital ratios were 12.4%, 11.0% and 7.2%, respectively. BFS’s tier 1 (core) capital, total risk-based, capital, tier 1 risk-based and tangible equity capital ratios were 6.4%, 11.1%, 9.8% and 6.4%, respectively. BNB’s total risk-based capital, tier 1 risk-based capital and leverage capital ratios were 14.0%, 12.8% and 5.9%, respectively.

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

     The Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of adjustable-rate, one- to four-family mortgage loans; (2) generally selling in the secondary market substantially all fixed-rate mortgage loans originated with terms greater than 15 years while generally retaining the servicing rights thereof; (3) primarily investing in investment securities or mortgage-backed securities with adjustable interest rates; or shorter-term collateralized mortgage obligations (“CMOs”); and (4) attempting to reduce the overall interest rate sensitivity of liabilities by emphasizing longer-term deposits and utilizing longer-term FHLB advances to reduce reliance on rate sensitive retail deposits.

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

     At September 30, 2003, the Company’s one-year gap was a positive 4.3% of total assets, compared to a positive 10.7% of total assets at December 31, 2002.

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

Item 4. CONTROLS AND PROCEDURES

     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws as of February 23, 2000**

4.0	Stock Certificate of BostonFed Bancorp, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer

32.0	Section 1350 Certifications

     *      Incorporated herein by reference into this document from Exhibits 3.1 and 4.0 to the Form S-1, Registration Statement, and any amendments thereto, filed with the Commission on July 21, 1995, as amended (Registration No. 333-94860).

     **     Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed with the Commission on March 31, 2003 (File No. 001-13936).

(b)  Reports on Form 8-K filed with the Securities and Exchange Commission

          On July 11,2003, the Company furnished a Form 8-K to file a press release announcing that BFSB had signed a definitive agreement to purchase from Encore Bank seven (7) branch offices located in Belmont, Lexington, Needham, Newton, Sudbury, Wellesley and Woburn, Massachusetts.

          On July 18, 2003, the Company furnished a Form 8-K to file a press release announcing its financial results for the quarter ended June 30, 2003.

On July 28, 2003, the Company furnished a Form 8-K to file a press release announcing that its “June 30, 2003 Investor Presentation” is available on its website and that Messrs. Holland and Simas will be speaking at the 4th Annual KBW Conference at 9:10 a.m. on July 30, 2003, being held in New York City.

EXHIBIT INDEX

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Page

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Page

(32.0)	Section 1350 Certifications	Page

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTONFED BANCORP, INC. (Registrant)

Date: November 14, 2003	By: /s/	David F. Holland

David F. Holland
President and Chief Executive Officer

Date: November 14, 2003	By: /s/	John A. Simas

John A. Simas
Executive Vice President,
Chief Financial Officer and Corporate Secretary