Form 10-K
period 2003-12-31
BOSTONFED BANCORP INC
filed 2004-03-15
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13936

BOSTONFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1940834 (I.R.S. Employer Identification No.)

17 New England Executive Park, Burlington, Massachusetts (Address of principal executive offices)	01803 (Zip code)

Registrant’s telephone number, including area code: (781) 273-0300
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share (Title of class)	The American Stock Exchange (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates was $109.4 million, based upon the closing price of $26.91 as listed on the American Stock Exchange as of the last business day of the registrants’ most recently completed second fiscal quarter.

     As of March 5, 2004, the registrant’s outstanding common stock consisted of 4,513,896 shares, $.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Stockholders are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Parts III and IV of this Form 10-K.

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

     Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends; the general economic climate in the specific market area in which BostonFed Bancorp, Inc. operates, as well as nationwide; BostonFed Bancorp, Inc.’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. BostonFed Bancorp, Inc. assumes no obligation to update any forward-looking statements.

PART I

Item 1. Business.

General

     BostonFed Bancorp, Inc. (also referred to as “BostonFed” or the “Company”), headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for Boston Federal Savings Bank (also referred to as “Boston Federal” or the “Bank”) in connection with the conversion of Boston Federal from a mutual to stock form of ownership. BostonFed later acquired Broadway National Bank (“Broadway National”), a nationally chartered commercial bank, as its wholly-owned subsidiary. In December of 2003, BostonFed merged Broadway National with and into Boston Federal. BostonFed is now a savings and loan holding company regulated by the Office of Thrift Supervision (“OTS”).

     Through Boston Federal, BostonFed attracts retail deposits from the general public in the greater Boston metropolitan area and other areas of New England. Additionally, the Company obtains deposits from nationwide brokers. The Company invests deposits, together with funds generated from operations, loan sales and borrowings, primarily in one- to four-family residential mortgage loans. BostonFed also invests in commercial real estate, construction and land, multi-family mortgage, equity lines of credit, business and consumer loans (secured by personal and/or real property) and other investments. BostonFed originates mortgage loans for investment and for sale in the secondary market, generally retaining the originated mortgage servicing rights.

     BostonFed, through the December 1999 acquisition of Diversified Ventures, d/b/a Forward Financial Company (“Forward Financial”), and a related company, Ellsmere Insurance Agency, Inc., also originates consumer loans primarily with customers purchasing or refinancing manufactured homes, recreational vehicles and boats and subsequently sells substantially all of these loans, servicing released, to various purchasers (“client lenders”). This acquisition, along with the continued increases in business, commercial real estate, construction lending and home equity loans, has allowed BostonFed to diversify its product line, asset mix and the geographical area in which it operates.

     In October 2003, the Company acquired the seven Boston-area branch offices of Encore Bank. One of the offices was merged into an existing Boston Federal office. The acquisition resulted in the assumption of $321.9 million of deposits. The Company recorded a $5.0 million core deposit intangible and $2.0 million of goodwill.

     BostonFed continually evaluates mergers, acquisitions and other business combination opportunities and it may undertake informal discussions or negotiations that may result in formal discussions and future business combinations. Transactions of this type have risks relating to, among other things, the loss of key employees, the disruption of ongoing businesses, the failure to integrate the combined businesses and the failure to achieve expected synergies. BostonFed cannot predict what the consequences would be of any such business combination. However, an unsuccessful business combination, and other factors, could ultimately result in BostonFed’s divestiture or termination of a business segment. In addition, any business combination in which BostonFed issues common stock could dilute the ownership interest of its stockholders.

Available Information

     The Company maintains an Internet website at http://www.bostonfed.com, where the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended, and other related information, are available free of charge as soon as reasonably practicable after the Company electronically files those documents with, or otherwise furnishes them to, the Securities and Exchange Commission. BostonFed’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Market Area and Competition

     BostonFed has been, and intends to remain, a community-oriented financial institution offering a variety of financial products and services to meet the needs of the communities it serves. BostonFed obtains deposits largely from the communities surrounding its offices and extends loans throughout eastern Massachusetts and, to a lesser extent, other areas of New England. Forward Financial currently provides its consumer lending services in twenty states, through two offices.

     BostonFed faces significant competition both in generating loans and in attracting deposits. The Boston metropolitan area is a highly competitive market and the national market for consumer lending is also very competitive. BostonFed’s share of deposits and loan originations in eastern Massachusetts amounts to less than one percent. BostonFed faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than BostonFed. BostonFed’s competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, consumer finance, pension funds and insurance companies. Its most direct competition for deposits has historically come from savings and commercial banks and in recent years from mutual funds and equity markets. In addition, BostonFed faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds and annuities. Increased competition for customers can result in erosion of the Bank’s customer base and result in the Bank pricing its products and services more aggressively to maintain its respective customer base which in turn could result in reduced levels of net interest income and net income.

Dependence on Regional and Local Economy

     Economic conditions at the local and national levels, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, significantly affect the operations of financial institutions such as the Bank. The Company’s operations depend upon the economic conditions in the New England region of the United States, particularly the greater Boston metropolitan area and southern New Hampshire (the Bank’s primary market area). To this extent, if the local and regional economic conditions deteriorate or there is a downturn in the market values of properties in the Bank’s primary market areas, it would likely have an adverse impact on the Company.

Lending Activities

     Loan Portfolio Composition. BostonFed’s loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences. To a lesser extent, BostonFed’s loan portfolio also includes multi-family, commercial real estate, construction and land development, business and consumer loans.

     The types of loans that BostonFed may originate are subject to extensive regulation by federal, state and local authorities, and various laws and judicial and administrative decisions imposing requirements and restrictions on BostonFed’s lending activities and general operations. Policies adopted by these government entities can significantly affect BostonFed’s business operations. In addition, the OTS and other authorities periodically conduct examinations of the Company and the Bank and may impose various requirements or sanctions.

     Interest rates charged by BostonFed on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions and the monetary policies of the federal government, including its various regulatory agencies and legislative tax policies.

     For additional information on the composition of BostonFed’s loan portfolio, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition –Loans.”

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

     BostonFed’s general policy is to sell a substantial majority of the one- to four-family fixed-rate mortgage loans with maturities of fifteen years or over. It generally retains adjustable-rate loans and fixed-rate loans with maturities of under fifteen years sufficient to meet its portfolio needs. BostonFed generally retains the servicing of mortgage loans sold. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. At December 31, 2003, BostonFed was servicing $1.0 billion of mortgage loans for others.

     The gross servicing fee income from loans sold is generally 0.25% to 0.38% of the total balance of the loans serviced. BostonFed typically does not purchase servicing rights related to mortgage loans originated by other institutions. BostonFed recognizes the present value of the servicing income, net of servicing expenses, attributable to servicing rights upon sale of the loan. BostonFed amortizes the capitalized mortgage servicing rights using a method which approximates the level yield method in proportion to, and over the period of, estimated net servicing income. BostonFed reviews prepayment activity on its serviced loans and evaluates mortgage servicing for impairment at least quarterly and adjusts its capitalized mortgage servicing rights amortization schedule accordingly. Generally, a decline in market interest rates will cause expected repayment speeds to increase, resulting in a lower valuation for mortgage servicing rights and ultimately impairment of those servicing rights. As of December 31, 2003, BostonFed had $7.1 million of capitalized mortgage servicing rights, representing 73 basis points of loans serviced for others.

     BostonFed also originates business loans through its business lending department, which was established in 1998. The loans are generally secured by the business assets, such as equipment, machinery, receivables, inventory, etc., of the borrower. Typically, the loans are either term or line of credit.

     Additionally, BostonFed, through Forward Financial, originates loans on manufactured homes, recreational vehicles and boats. Forward Financial originates and sells substantially all of its consumer loans, servicing released, to client lenders. The client lenders impose their underwriting standards and if they consider an application satisfactory and accept it, the loan is approved for closing. In this manner, Forward Financial eliminates its exposure to nearly all interest rate risk and credit risk on such loans. Forward Financial receives a fee upon the sale of loans and records such revenue as gain on sale of loans. Because these loans are generally sold without recourse, Forward Financial has minimal credit risk exposure. At December 31, 2003, Forward Financial had no repossessed assets.

     Equity loans are originated in the form of lines of credit, primarily secured by second mortgages on one- to four-family residences in BostonFed’s market area. These lines of credit generally provide consumers with a tax-advantaged and flexible borrowing arrangement.

     Occasionally, BostonFed is the lead bank in generally larger loans, usually retaining 50% or more of the balance and participating-out the remaining balance of the loan. At December 31, 2003, BostonFed was the lead bank in eight loans with a cumulative total balance of $76.3 million. BostonFed’s portion was $48.4 million, of which $34.1 million had been disbursed.

     BostonFed also participates in loans when a correspondent financial institution has underwritten the loan according to BostonFed’s policies and closed the loan in its own name. BostonFed’s participation in commercial real estate loans and business loans originated and serviced by other financial institutions totaled $1.2 million and $12.2 million, respectively, at December 31, 2003.

     BostonFed has also purchased one- to four-family whole loans that are being serviced by others. The balance of these loans at December 31, 2003, was approximately $2.4 million.

     BostonFed engages in certain hedging activities to facilitate the sale of its originated and purchased mortgage loans and to minimize its interest rate risk between the time the loan commitments are made and the time the loans are securitized or packaged and sold. BostonFed currently utilizes forward loan sale commitment contracts with Fannie Mae, Freddie Mac and other investors as its method of hedging loan sales. Generally, BostonFed will enter into contracts to deliver loans or agency mortgage-backed securities to purchasers for a specified price at a future date while it processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. Loans that are closed and funded may also be pooled to create mortgage-backed securities which can be delivered to fulfill the forward commitment contracts. The amount of forward coverage of the “pipeline” of mortgages is set on a day-to-day basis by an operating officer, within policy guidelines, based primarily on BostonFed’s assessment of the levels of mortgage-origination activity. Risks may arise from the possible inability of BostonFed to originate loans to fulfill the contracts, in which case BostonFed would repurchase the forward commitment at the then prevailing market prices. For the year ended December 31, 2003, BostonFed had $7.0 million in net gains attributable to the sale of mortgage loans. Forward Financial recorded $3.5 million in net gains, the vast majority of which was attributable to the sale of consumer loans.

     For additional information about BostonFed’s loan originations, sales and purchases of mortgage business and consumer loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans.”

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

     Multi-Family Mortgage Lending. BostonFed originates multi-family mortgage loans that are generally secured by five to 120 unit apartment buildings. Its decision to make a multi-family loan is influenced by the value of the underlying property, as well as the qualifications of the borrower. BostonFed also considers the following factors: the net operating income of the mortgaged premises before debt service and depreciation; the debt service coverage ratio (the ratio of earnings before debt service to debt service); and the ratio of loan amount to appraised value. BostonFed generally requires a debt service ratio of 115% or greater. Pursuant to BostonFed’s current underwriting policies, a multi-family mortgage loan may generally be made in an amount up to 85% of the appraised value of the underlying property to a maximum loan amount of $7.5 million. However, most loans are granted at or below 80% of the appraised value. If possible, personal guarantees of the principal borrower are obtained on multi-family loans made to corporations, partnerships and other business entities. Depending upon the creditworthiness of the borrower and amount of the down payment, BostonFed may make an exception and not require a personal guarantee, or may require limited recourse on such loans.

     When evaluating the qualifications of the borrower for a multi-family loan, BostonFed considers the borrower’s financial resources, income level and experience in owning or managing similar property, as well as BostonFed’s lending experience with the borrower. BostonFed’s underwriting guidelines require the borrower to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is also required to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. Generally, BostonFed assesses the creditworthiness of a borrower by reviewing the financial and pro-forma cash-flow statements on the property and the employment and credit history of the guarantor, as well as other related documentation. At December 31, 2003, the largest multi-family loan outstanding balance was a $4.6 million performing loan secured by an apartment building located in Arlington, Massachusetts.

     Loans secured by apartment buildings and other multi-family residential properties generally involve a greater degree of risk than one- to four-family residential mortgage loans and typically involve higher loan principal amounts. Repayment of multi-family loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. The Bank currently originates loans secured by multi-family properties on a limited basis. The Bank attempts to offset the risks associated with multi-family lending by primarily lending to individuals who will be actively involved in the management of the property and who have proven management experience, and by making such loans with lower loan-to-value ratios than one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for such loans or the future cash flow of the affected properties. Additionally, in past periods of declining real estate values in the Bank’s lending areas, such declines were more pronounced with respect to multi-family than owner-occupied one- to four-family properties. As a result, in periods of declining real estate values, multifamily loans may be more adversely affected than one- to four-family loans. See “Business—Dependence on Regional and Local Economy.”

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

     BostonFed currently originates commercial real estate loans with terms of up to twenty-five years, the majority of which contain adjustable-rates and are indexed primarily to the CMT or an FHLB Index. BostonFed generally applies the same underwriting standards and procedures to commercial real estate loans as it does for multi-family loans. BostonFed generally requires that the properties securing commercial real estate loans have debt service coverage ratios of at least 115%. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principal borrowers. On an exception basis, BostonFed may not require a personal guarantee, or may require limited recourse on such loans depending on the creditworthiness of the borrower and the amount of the down payment. BostonFed’s commercial real estate loan portfolio at December 31, 2003, was $123.5 million, or 10.0 % of total loans. The largest commercial real estate loan outstanding balance in BostonFed’s portfolio at December 31, 2003, was a $6.8 million performing loan secured by a storage facility located in Danvers, Massachusetts.

     Loans secured by commercial real estate properties usually involve a greater degree of risk than one- to four-family residential mortgage loans and typically involve higher loan principal amounts. Repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. The Bank attempts to offset the risks associated with commercial real estate lending by primarily lending to individuals who will be actively involved in the management of the property and who have proven management experience, and by making such loans with lower loan-to-value ratios than one- to four-family loans. Economic events and government regulations, which are outside the control of the borrower or lender, could impact the value of the security for such loans or the future cash flow of the affected properties. Additionally, in past periods of declining real estate values experienced in the Bank’s lending areas, such declines were more pronounced with respect to commercial properties than owner-occupied one- to four-family properties. As a result of these and other factors, such types of loans may experience higher degrees of delinquencies and charge-offs as compared to one- to four- family loans in periods of declining economic activity and real estate values. See “Business—Dependence on Regional and Local Economy.”

     Construction and Land Lending. BostonFed originates loans for the acquisition and development of property to licensed and experienced contractors in its primary market area. The majority of BostonFed’s construction loans have been made to finance the construction of one- to four-family residential properties, multi-family residential buildings, commercial real estate, hotels and other facilities. BostonFed originates loans secured by land, but it does not originate such loans unless the borrower has also secured sub-division approval to obtain financing for the construction of structures on the property. These loans are primarily adjustable-rate loans with maturities of less than two years.

     BostonFed originates construction and land mortgage loans in amounts up to 75% of the lesser of the appraised value of the property, as improved, or sales price, unless such loan is for the construction of a residential property which cannot exceed an 80% loan-to-value ratio. BostonFed disburses proceeds of the loans as phases of the construction are completed. If possible, personal guarantees of the principal borrowers are obtained on loans to a corporation, partnership or other business entity. In some instances, BostonFed may not require a personal guarantee, or may require limited recourse on such loans depending on the creditworthiness of the borrower and the loan-to-value ratio. Currently, BostonFed’s maximum loan limit is $7.5 million. BostonFed’s largest construction and land loan outstanding balance at December 31, 2003, was a performing loan of $9.0 million, as an exception was made to the maximum loan limit of BostonFed’s policy. This property is secured by an office building located in Marlborough, Massachusetts.

     Construction and land financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest, sellout period and other costs) of construction. If the estimate of value proves to be inaccurate, BostonFed may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. See “Business—Dependence on Regional and Local Economy.”

     Business Loans. BostonFed began originating loans to businesses and corporations in 1998. These loans are generally secured by the assets of the borrowing entity. The most typical type of loans generated for BostonFed are term loans and lines of credit. These loans generally require the personal guaranty of the principal borrowers. Depending upon the creditworthiness of the borrower and the loan-to-value ratio, however, personal guarantees may not be required, or only a limited recourse may be required on such loans. BostonFed has separate lending guidelines and underwriting standards for this type of lending. These guidelines currently limit the maximum loan to $7.5 million. The largest outstanding business loan balance in BostonFed’s portfolio as of December 31, 2003, was a $3.0 million performing loan secured by business assets located in Winchester, Massachusetts. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property with a value that tends to be more easily ascertainable, business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

     Equity Lines. Substantially all of BostonFed’s home equity lines of credit are secured by second mortgages on one- or two-family residences located in BostonFed’s primary market area. Generally, under the terms of BostonFed’s home equity lines of credit, borrowers may draw on such lines of credit and repay outstanding interest on a monthly basis over a period of up to ten years. Thereafter, the outstanding balance drawn on such lines of credit is converted to an adjustable-rate loan with a term of up to ten years. BostonFed’s underwriting standards include evaluating an applicant’s credit history and assessing the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. These loans generally involve a higher risk than first mortgage loans on one-to four- family housing.

     Other Lending. Other loans consist primarily of consumer loans such as automobile loans and loans secured by savings accounts. Such loans are generally originated in BostonFed’s primary market area.

     Collections. Loans secured by rapidly depreciable assets such as equipment, machinery, automobiles, etc., or that are secured by accounts receivable or inventories or are unsecured loans entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, because there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, loan collections on these loans depend on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

     Mortgage Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. Such limits are included in a matrix with the corresponding level of authority requirements. At the Bank, approval by the Investment Committee, comprised of independent directors, is generally required on all one- to four-family loans in excess of $1.5 million, on all commercial real estate, multi-family and non-owner occupied construction loans and all business loans in excess of $3.5 million. The amounts for full Board approval are $2.5 million and $5.0 million, respectively.

     According to the regulations of the Office of Thrift Supervision (the “OTS”), loans to one borrower cannot, subject to certain exceptions, exceed 15% of the Bank’s unimpaired capital surplus and applicable allowance for loan losses. At December 31, 2003, the regulatory loans to one borrower limit was $16.6 million for the Bank. The Bank’s internally set limit was $9.0 million.

Nonperforming and Problem Assets

     Classified Assets. BostonFed’s Asset Classification Policy and federal regulations require that BostonFed use an internal asset classification system as a means of reporting problem and potential problem assets. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets are inadequately protected by the collateral pledged, if any, or the current net worth and paying capacity of the obligor and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. An asset classified as “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as a loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover probable losses related to assets can be included in determining an institution’s regulatory capital, while specific loss reserves do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses, are required to be designated as “special mention.”

     Boston Federal’s Asset Classification Committee reviews and classifies assets on a quarterly basis and reports the results of its review to the Board of Directors. Additionally, an independent internal loan reviewer, who reports directly to the Board’s Investment Committee, reviews and classifies loans. The Bank also utilizes the services of a loan review firm. BostonFed classifies assets according to the management guidelines described above. At December 31, 2003, BostonFed had $32.9 million of assets designated as “special mention” and $22.9 million of assets designated as “substandard.” Included in these amounts was $4.7 million in non-performing loans at December 31, 2003. In the opinion of management, the remaining “special mention” and “substandard” loans of $51.1 million evidence one or more weaknesses or potential weaknesses and, depending on the regional economy and other factors, may become non-performing assets in future periods. Additional classified assets include no loans designated as “doubtful” and $2.3 million of assets designated as “loss.” All assets classified as “loss” have been charged off for financial statement purposes.

     For additional information about BostonFed’s classified assets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Asset Quality.”

     Non-Performing Assets and Restructured Loans. At December 31, 2003, the Bank had five restructured loans totaling $3.9 million. Restructured loans are impaired loans where one or more of the original contract terms have been modified in a concession the Company would not otherwise consider but for economic or other reasons pertaining to the debtor’s difficulties. Real estate owned and repossessed assets, net, totaled $1.8 million consisting of an industrial and office building. It is the policy of BostonFed to cease accruing interest on loans 90 days or more past due and to charge-off all interest previously accrued on such loans. The balance of non-performing loans at December 31, 2003, was $4.7 million. For the years ended December 31, 2003, 2002, 2001, 2000 and 1999, the amount of additional interest income that would have been recognized on non-performing loans if such loans had continued to perform in accordance with their contractual terms was $271,000, $172,000, $32,000, $40,000 and $(2,000), respectively. For the same periods, the difference between the amount of interest income that would have been recognized on impaired loans if such loans were performing in accordance with their regular terms and amounts recognized was $322,000, $60,000, $0, $0 and $2,000, respectively.

     At December 31, 2003, loans which were characterized as “impaired” pursuant to Statement of Accounting Standards 114 and 118 totaled $3.9 million. All of the impaired loans have been measured using the discounted cash flow method or the fair value of the collateral method if the loan is collateral dependent. During the year ended December 31, 2003, the average recorded value of impaired loans was $7.5 million, interest income of approximately $220 was recognized, all of which was recorded on a cash basis, and $544,000 of interest income would have been recognized under the original terms.

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
Impaired loans:
Business	$1,396	2,063	—
Construction	—	2,165	—
Commercial real estate	2,541	4,163	216

Total	$3,937	8,391	216

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

     Management believes the allowance is adequate to absorb probable loan losses. Management’s methodology to estimate loss exposure inherent in the portfolio include an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience, risk ratings and an unallocated allowance that is maintained based on management’s assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers’ ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is affected by changes in market conditions.

     Amounts provided for the years 2003, 2002 and 2001 were $3.4 million, $1.4 million and $820,000, respectively. The increase in the provision for the year ended December 31, 2003, was due to a charge-off of $1.6 million which required replenishment of the allowance. During the years ended December 31, 2003, 2002 and 2001, there were $2.3 million, $1.4 million and $234,000, respectively, in charge-offs against this allowance. For the years ended December 31, 2003, 2002 and 2001, there were recoveries of $130,000, $359,000 and $361,000, respectively, credited to the allowance. As of December 31, 2003 and 2002, the Company’s allowance for loan losses was 1.13% of total loans.

     The Company had non-performing loans of $4.7 million and $5.5 million at December 31, 2003, and December 31, 2002, respectively. The Bank believes that its policies and procedures related to monitoring and resolution of problem loans and assets are adequate. In this regard, the Bank monitors its problem loans and, based on information known to management at such time, establishes reserves against foreseeable losses related to such loans. While the Bank believes that it has established adequate reserves against such loans or written down the values of the properties securing such loans to reflect the current estimated fair values of such properties, no assurance can be provided that the properties securing such loans will not further decrease in value or can be sold for their estimated fair values in the event the Bank forecloses or takes possession of such properties or that the Bank will not experience further losses related to such loans.

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

Real Estate Owned and Other Repossessed Assets

     At December 31, 2003, BostonFed had $1.8 million of real estate owned, net of valuation allowances and no other repossessed assets. The real estate owned consisted of an industrial and office building in Woburn, Massachusetts. When BostonFed acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, BostonFed provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of BostonFed to obtain an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure and continue to appraise foreclosed properties and conduct inspections on a periodic basis.

Investment Activities

     The investment policy of BostonFed, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and to complement BostonFed’s lending activities. Generally, BostonFed’s investment policy is more restrictive than federal regulations allow. Accordingly, BostonFed has invested primarily in United States government and agency securities, mutual funds which qualify as liquid assets under applicable regulations, federal funds and United States government-sponsored agency issued mortgage-backed securities and privately-issued collateralized mortgage obligations (“CMOs”). The Company has also invested in corporate bonds, trust preferred securities and other investment vehicles. BostonFed has established an investment portfolio of securities that are categorized as held to maturity, available for sale or held for trading. BostonFed does not currently maintain a portfolio of securities categorized as held for trading. The investment policy provides different management levels of approval, from the investment officer up to and including the Board of Directors, depending on the size of purchase or sale and monthly cumulative purchase or sale amounts. Generally, according to BostonFed’s policies, the Board must provide prior approval for all individual securities investments over $10.0 million and approval for all monthly purchases which aggregate $25.0 million or more. On a quarterly basis, BostonFed’s Board and Boston Federal’s Investment Committee are provided with activity reports and summaries of the held to maturity and available for sale investment portfolios of the Bank. Activity reports are also provided to the Board monthly.

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

     Deposits. BostonFed offers a variety of deposit accounts with a range of interest rates and terms. BostonFed’s deposits consist of savings, NOW accounts, checking accounts, money market accounts and certificate of deposit accounts. At December 31, 2003, core deposits (excluding certificates of deposit) represented 56.2% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. BostonFed’s deposits are obtained predominantly from the areas in which its branch offices are located. BostonFed relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions, mutual funds and equity markets significantly affect BostonFed’s ability to attract and retain deposits. BostonFed uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area except through the use of wholesale brokered deposits which declined by $14.9 million during 2003 and increased by $40.8 million during 2002. Brokered deposits were $117.8 million and $132.7 million at December 31, 2003 and 2002, respectively.

     The following table presents the deposit activity of BostonFed for the periods indicated:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net increase in deposits	$208,794	53,421	4,766
Interest credited on deposit accounts	19,476	22,341	30,103

Total increase in deposit accounts	$228,270	75,762	34,869

     At December 31, 2003, BostonFed had $93.3 million in certificate accounts in amounts of $100,000 or more (excluding wholesale deposits) maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate
	(Dollars in thousands)
Three months or less	$17,082	1.89%
Over 3 through 6 months	10,986	2.37
Over 6 through 12 months	19,818	3.08
Over 12 months	45,424	3.82

Total	$93,310	3.14%

     For additional information about BostonFed’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Overview of Financial Condition (Liabilities and Capital).”

     Borrowings. BostonFed utilizes advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. These FHLB advances are collateralized primarily by certain of BostonFed’s mortgage loans and mortgage-backed securities, mutual funds, investment securities and secondarily by BostonFed’s investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the OTS and the FHLB. During the year ended December 31, 2003, BostonFed decreased its net borrowings from the FHLB by $60.9 million to a balance of $365.7 million. A portion of the FHLB advances may be called depending on the level of interest rates relative to the interest rate being charged on the applicable call date. Accordingly, if interest rates rise sufficient to trigger the call feature, the Company’s net interest margin may be negatively impacted if called advances are replaced by new, higher cost advances.

     For additional information about BostonFed’s borrowed funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition –Overview of Financial Condition (Liabilities and Capital).”

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

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued guidance (revised FASB Interpretation (“FIN”) No. 46R), which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. FIN No. 46R among other items, requires the Company to deconsolidate its two trust preferreds. Because the Company had already been classifying the trust preferreds as debt, the impact of adopting FIN No. 46R as of December 31, 2003 had a minimal impact.

Certain Anti-Takeover Provisions Which May Discourage Takeover Attempts

     Certain provisions of BostonFed’s Certificate of Incorporation and Bylaws, particularly a provision limiting voting rights, as well as certain federal regulations, assist BostonFed in maintaining its status as an independent, publicly-owned corporation. These provisions provide for, among other things, supermajority voting on certain matters, staggered boards of directors, non-cumulative voting for directors, limits on the calling of special meetings, and limits on voting shares in excess of 10% of the outstanding shares. These provisions in BostonFed’s governing instruments may discourage potential proxy contests and other potential takeover attempts, particularly those which have not been negotiated with the Board of Directors, and thus, generally may serve to perpetuate current management.

Ability to Pay Dividends

     BostonFed is a holding company and all of its operations are conducted through its bank subsidiary. Therefore, BostonFed’s ability to pay dividends is dependent upon the earnings of its subsidiary and its ability to pay dividends or make other payments to BostonFed. Certain laws and regulatory requirements limit the ability of subsidiaries to pay dividends or make other payments to BostonFed.

Bank Subsidiary Activities

     Leader Corporation, incorporated under Massachusetts law, is a wholly owned subsidiary of Boston Federal. During 2003, Boston Federal continued its relationship with Independent Financial Marketing Group (“IFMG”), a third-party marketer (previously owned by Liberty Financial), now owned by Sun Life of Canada, to provide non-FDIC insured alternative investment products in segregated areas of Boston Federal’s branches. Under this contract, IFMG leases space from Boston Federal’s branch locations and pays rent and a percentage of sales to Leader Corporation.

     Forward Financial was acquired by Boston Federal in December 1999. Forward Financial is incorporated under Massachusetts law and operates as a subsidiary of Boston Federal. It originates loans, primarily directly with consumers purchasing or refinancing manufactured housing, recreational vehicles and boats. To a lesser extent, Forward Financial originates real estate mortgages near its headquarters for its own portfolio and for sale. Forward Financial currently operates in twenty states from its headquarters in Westborough, Massachusetts and an office in Las Vegas, Nevada. It sells the vast majority of the consumer loans it originates to third-party client lenders.

     Ellsmere Insurance Agency, Inc. was acquired in December 1999, and has limited operations. It was originally a subsidiary of Broadway National and is currently a subsidiary of Boston Federal, following the merger of Broadway National and Boston Federal. It is incorporated under Massachusetts law and holds a bank insurance broker license and a corporate broker license in Massachusetts. It also holds a non-resident broker license in various states where applicable to the conduct of business in these states.

Personnel

     As of December 31, 2003, BostonFed had 365 authorized full-time employee positions and 78 authorized part-time employee positions, for a total of approximately 399 full time equivalents. The employees are not represented by a collective bargaining unit and BostonFed considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

     BostonFed, as a savings and loan holding company, is required by federal law to report to, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision (the “OTS”). Boston Federal is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as the deposit insurer. Boston Federal is a member of the Federal Home Loan Bank system and, with respect to deposit insurance, of the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. Boston Federal also maintains some deposits insured by the Bank Insurance Fund (“BIF”) of the FDIC through its merger with Broadway National. Boston Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other entities. The OTS and/or the FDIC conduct periodic examinations to test Boston Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on BostonFed and/or Boston Federal and their operations. Certain regulatory requirements applicable to BostonFed and Boston Federal are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to depository institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on BostonFed and Boston Federal.

     Ellsmere Insurance Agency, Inc. is regulated by the insurance regulatory agencies in Massachusetts and in those states in which it holds non-resident insurance agency licenses.

Holding Company Regulation

     Federal Regulation. BostonFed is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that Boston Federal continued to be a qualified thrift lender (“QTL”). See “Federal Savings Institution Regulations — QTL Test.” The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings institution after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the QTL Test. The Company does not qualify for the grandfathering. Upon any non-supervisory acquisition by the company of another savings institution or savings bank that meets the QTL Test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

     A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another bank, savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the Company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

     The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Acquisition of the Holding Company

     Federal Regulation. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Institution Regulations

     Business Activities. The activities of federal savings banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements.

     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2003, the Bank met each of the capital requirements.

     The following table presents Boston Federal’s capital position at December 31, 2003, relative to regulatory requirements.

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003
Risk-based total capital	$110,616	10.7%	$82,402	8.0%	$103,003	10.0%
Core capital	97,728	5.8	66,919	4.0	83,649	5.0
Risk-based Tier I capital	97,728	9.5	41,201	4.0	61,802	6.0
Tangible capital	97,728	5.8	33,460	2.0	83,649	5.0

     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of Boston Federal are presently insured by the FDIC through the SAIF and, to a lesser extent, the BIF, due to the merger with Broadway National. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF and BIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     Boston Federal’s FDIC assessment rate for fiscal 2003 was zero basis points. A significant increase in FDIC insurance premiums would likely have an adverse effect on the operating expenses and results of operations of BostonFed.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. During fiscal 2003, FICO payments for SAIF and BIF members approximated 1.60 basis points of assessable deposits.

     The Bank’s assessment rate for the fiscal year 2003 was 1.60 basis points and the total assessment paid for this period (including the FICO assessment) was $173,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF or BIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 2003, Boston Federal’s regulatory limit on loans to one borrower was $16.6 million. At December 31, 2003, Boston Federal’s largest aggregate outstanding balance of loans and outstanding commitments to one borrower was $9.1 million.

     QTL Test. Federal law requires savings institutions to meet a QTL Test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

     A savings institution that fails the QTL Test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, Boston Federal maintained approximately 90% of its portfolio assets in qualified thrift investments and, therefore, met the QTL Test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event Boston Federal’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, Boston Federal’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in Boston Federal’s applicable quarterly thrift financial report or Broadway National’s call report. The assessments paid by the Company for the fiscal year ended December 31, 2003, totaled approximately $306,000 ($247,000 paid to the OTS and $59,000 paid to the Office of the Comptroller of the Currency (“OCC”)).

     Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the depository institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the depository institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 generally prohibits loans by the company to its executive officers and directors. However, that act contains a specific exemption for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Board pre-approval was required for all loans to executive officers and directors. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

     Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors, to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take action under certain circumstances. Federal law also establishes criminal penalties for certain violations. Neither BostonFed nor Boston Federal is currently under any enforcement action.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness (“Guidelines”). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that an institution fails to meet any standard prescribed by the Guidelines, the OTS may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act.

Federal Home Loan Bank System

     Boston Federal is a member of the Federal Home Loan Bank of Boston, one of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for stockholder member institutions. The Bank, as a stockholder of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater.

Boston Federal was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2003 of $28.2 million.

     Recent legislation has changed the structure of the FHLB’s funding obligations, revised the capital structure of the FHLB and implemented entirely voluntary membership in the FHLB. Management believes the effect of these changes will not be material with respect to the Bank’s membership in the FHLB.

     The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements reduce the amount of dividends that the Federal Home Loan Banks pay to their members and can also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, the Bank’s net interest income would likely also be reduced.

Federal Reserve System

     The FRB regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.4 million; a 10% reserve ratio is applied above $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

Federal Securities Laws

     BostonFed’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). BostonFed is subject to the information and proxy solicitation requirements, insider trading restrictions and other requirements under the Exchange Act.

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

FEDERAL AND STATE TAXATION

Federal Taxation

     General. BostonFed and the Bank report their federal income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly Boston Federal’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or BostonFed. For its 2003 taxable year, BostonFed is subject to a maximum federal income tax rate of 35%.

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

     Thrift institutions required to change their accounting methods as a result of federal legislation have been permitted to recapture accumulated bad debt reserves ratably over a six-year period, starting with the tax year beginning after December 31, 1995, with a two-year postponement available, provided the institution met certain residential loan requirements. BostonFed previously recorded a deferred tax liability equal to the bad debt recapture; as a result, the recapture rules have not affected net income or income tax expenses.

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

State and Local Taxation

     Commonwealth of Massachusetts. Financial institutions are subject to a tax on their apportioned income to Massachusetts at the rate of 10.50%. BostonFed’s bank subsidiary owns two security corporations and real estate investment trusts (“REITs”). The security corporations, which do not qualify as a “bank holding company” are taxed at 1.32%. The REITs pay no tax, provided they distribute 100% of their income to their respective stockholders. However, effective January 1, 2003, the stockholder recipient of REIT dividends can no longer utilize the dividends received deduction when filing returns with the Massachusetts Department of

Revenue. A subsidiary corporation of Boston Federal conducting business in Massachusetts must file a separate Massachusetts state tax return and is taxed as a financial institutions.

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

     Other. Forward Financial and Ellsmere Insurance Agency, Inc. file state tax returns in the various states where they operate in accordance with state tax requirements.

Item 2. Properties.

     The Company conducts its business through Boston Federal which operates through a home office in Burlington, Massachusetts and sixteen other offices. BostonFed believes its current facilities are adequate to meet the present and immediately foreseeable needs of BostonFed.

				Net Book Value of
		Original		Property or
	Leased	Year	Date of	Leasehold
	or	Leased or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2003
				(Dollars in thousands)
Administrative Branch/Home Office:
17 New England Executive Park Burlington, MA 01803	Leased	1988	November, 2008	$2,136
Branch Offices:
980 Massachusetts Avenue Arlington, MA 02476	Owned	1976	—	396
880 Massachusetts Avenue(1) Arlington, MA 02476	Owned	2003	—	1,905
60 The Great Road Bedford, MA 01730	Owned	1971	—	459
21 Leonard Street Belmont, MA 02478	Leased	2003	May, 2007	114
49 Boston Road(2) Billerica, MA 01821	Leased	2000	August, 2017	1,631

				Net Book Value of
		Original		Property or
	Leased	Year	Date of	Leasehold
	or	Leased or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2003
				(Dollars in thousands)
75 Federal Street Boston, MA 02110	Leased	1988	August, 2008	109
457 Broadway Chelsea, MA 02150	Owned	1969	—	1,430
1840 Massachusetts Avenue Lexington, MA 02420	Owned	1960	—	933
41-49 Waltham Street(3) Lexington, MA 02421	Owned	2003	—	2,270
1013 Great Plain Avenue Needham, MA 02492	Leased	2003	July, 2007	170
1197 Centre Street Newton Centre, MA 02459	Owned	2003	—	1,800
31 Cross Street Peabody, MA 01960	Owned	1971	—	394
411 Broadway Revere, MA 02151	Owned	1977	—	710
420 Boston Post Road Sudbury, MA 01776	Owned	2003	—	1,112
200 Linden Street Wellesley, MA 02482	Leased	1973	June, 2004	28
999 Worcester Street Wellesley, MA 02482	Owned	2003	—	1,973
280 Montvale Avenue Woburn, MA 02476	Owned	2000	—	1,514
186 Cambridge Road Suite 4 Woburn, MA 01801	Leased	2003	October, 2007	190
Forward Financial Co. 112 Turnpike Road Westborough, MA 01581	Leased	2003	January, 2009	265
Total				$19,539

(1)	Site under construction to replace the existing Arlington, Massachusetts office.

(2)	Land is leased.

(3)	Sold in the first quarter of 2004.

Item 3. Legal Proceedings.

     BostonFed is not a party to any pending material legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to BostonFed’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     Information relating to the market for BostonFed’s common equity and related stockholder matters appearing under “Shareholder Information” in BostonFed’s 2003 Annual Report to Shareholders is incorporated herein by reference. Information relating to dividend restrictions for BostonFed’s common stock appears under “Regulation and Supervision.”

Item 6. Selected Financial Data.

     “Selected Financial Data” in BostonFed’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in BostonFed’s 2003 Annual Report to Shareholders is incorporated herein by reference.

Items 7A. Quantitative and Qualitative Disclosure About Market Risk.

     The above-captioned information is incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in BostonFed’s 2003 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

     The required information is incorporated herein by reference to BostonFed’s 2003 Annual Report to Shareholders in the Consolidated Financial Statements and the Notes thereto.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information regarding directors and executive officers who are also directors of BostonFed is incorporated herein by reference to BostonFed’s Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

     The Registrant has adopted a Financial Code of Ethics and a Whistleblower Policy. See Exhibits 14.1 and 14.2, respectively, to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

     Information regarding executive compensation of directors and executive officers is incorporated herein by reference to BostonFed’s Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to BostonFed’s Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

Equity Compensation Plan Information as of December 31, 2003

Plan category	Number of	Weighted-average	Number of
	securities to be	exercise price of	securities
	issued upon	outstanding	remaining available
	exercise of	options, warrants	for future issuance
	outstanding	and rights	under equity
	options, warrants		compensation plans
	and rights		(excluding
securities
reflected in column
(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	460,298	$15.43	24,000
Equity compensation plans not approved by security holders	–	–	–

Total	460,298	$15.43	24,000

     The Company does not maintain any equity compensation plans that have not been approved by security holders.

Item 13. Certain Relationships and Related Transactions.

     Information relating to certain relationships and related transactions is incorporated herein by reference to BostonFed’s Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

Item 14. Principal Accountant Fees and Expenses.

     The information required by this Item is incorporated herein by reference to BostonFed’s Proxy Statement for the Annual Meeting of Shareholders, to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following Consolidated Financial Statements of BostonFed, included in BostonFed’s Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference in Item

8. The rest of the information in the Annual Report is not deemed to be filed as part of this Report, except as expressly provided below.

     The remaining information appearing in the Annual Report to Stockholder is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

(a)	The following exhibits are filed as part of this report.

3.1	Restated Certificate of Incorporation of BostonFed Bancorp, Inc. (1)
3.2	BostonFed Bancorp, Inc. Amended and Restated Bylaws as of February 23, 2000 (2)
4.0	Stock Certificate of BostonFed Bancorp, Inc. (1)
10.1	Employment Agreement between Boston Federal and David F. Holland and Employment Agreement between BostonFed and David F. Holland (2)
10.2	Employment Agreement between Boston Federal and David P. Conley and Employment Agreement between BostonFed and David P. Conley (2)
10.3	Employment Agreement between Boston Federal and John A. Simas and Employment Agreement between BostonFed and John A. Simas (2)
10.4	Boston Federal Savings Bank Employee Severance Compensation Plan (1)
10.5	Employee Stock Ownership Plan and Trust (1)
10.6	BostonFed Bancorp, Inc. 1996 Stock-Based Incentive Plan (3)
10.7	BostonFed Bancorp, Inc. 1997 Stock Option Plan (4)
10.8	Boston Federal Savings Bank Defined Benefit Restoration Plan (2)
10.9	Boston Federal Savings Bank Defined Contribution Restoration Plan (2)

10.10	Employment Agreement Between Boston Federal and John D. Mullen and Employment Agreement Between BostonFed and John D. Mullen (5)
10.11	Employment Agreement Between Boston Federal and Shaun W. McGee and Employment Agreement Between BostonFed and Shaun W. McGee (5)
11.0	Computation of earnings per share (see Consolidated Statements of Income located in the Annual Report)
13.0	2003 Annual Report to Stockholders
14.1	Financial Code of Ethics
14.2	Whistleblower Policy
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.0	Proxy Statement for the 2004 Annual Meeting to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the fiscal year covered by this report

(1)	Incorporated herein by reference into this document from the Form S-1, Registration Statement, and any amendments thereto, originally filed on July 21, 1995. Registration No. 333-94860.
(2)	Incorporated herein by reference into this document from the Form 10-K filed on March 30, 2000.
(3)	Incorporated herein by reference into this document from the Proxy Statement for the 1996 Annual Meeting of Stockholders dated March 20, 1996.
(4)	Incorporated herein by reference into this document from the Proxy Statement for the 1997 Annual Meeting of Stockholders dated March 28, 1997.
(5)	Incorporated herein by reference into this document from the Form 10-K filed on March 30, 2001.

(b)	Reports on Form 8-K.

(1)	October 8, 2003 – Press release announcing that Boston Federal received regulatory approval from the OTS to purchase seven branch offices from Encore Bank.
(2)	October 17, 2003 – Press release announcing net income of $1.4 million for the quarter ended September 30, 2003.
(3)	October 28, 2003 – Press release announcing completion of the acquisition and assumption of seven branch offices from Encore Bank.
(4)	November 13, 2003 – Press release announcing that President and CEO David F. Holland, will be speaking at Sandler, O’Neill & Partners Financial Services Conference in November 13, 2003.
(5)	December 8, 2003 – Press release announcing that regulatory approval was granted from the OTS to merge Broadway National with and into Boston Federal.
(6)	December 19, 2003 – Amendment to Form 8-K dated October 24, 2003 and filed on October 28, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTONFED BANCORP, INC.
	By:	/s/ David F. Holland
David F. Holland
DATED: March 15, 2004		President, Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ David F. Holland	President, Chief Executive Officer	March 15, 2004
and Chairman of the Board (Principal
David F. Holland	Executive Officer)

/s/ David P. Conley	Director, Executive Vice President,	March 15, 2004
Assistant Treasurer and Assistant
David P. Conley	Secretary

/s/ John A. Simas	Executive Vice President, Corporate	March 15, 2004
Secretary and Chief Financial Officer
John A. Simas	(Principal financial and accounting officer)

/s/ Richard J. Caturano	Director	March 15, 2004

Richard J. Caturano

/s/ Richard J. Fahey	Director	March 15, 2004

Richard J. Fahey

/s/ Patricia M. Flynn	Director	March 15, 2004

Patricia M. Flynn

/s/ Kija Kim	Director	March 15, 2004

Kija Kim

/s/ Joanna T. Lau	Director	March 15, 2004

Joanna T. Lau

/s/ W. Russell Scott, Jr.	Director	March 15, 2004

W. Russell Scott, Jr.

/s/ Catherine Friend White	Director	March 15, 2004

Catherine Friend White