Form 10-Q
period 2004-03-31
BOSTONFED BANCORP INC
filed 2004-05-10
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Yes [X] No [  ]

     The Registrant had 4,527,196 shares of common stock, par value $.01 per share, outstanding as of April 30, 2004.

BOSTONFED BANCORP INC.
FORM 10-Q
INDEX

     In addition to historical information, this Form 10-Q may contain certain forward-looking statements, which are based on current management expectations. Generally, verbs in the future tense and the words “believe,” “expect,” “anticipate,” “intends,” “opinion,” “potential” and similar expressions identify forward-looking statements. Examples of this forward-looking information can be found in, but are not limited to, the expected effects of accounting pronouncements applicable to the Company’s operations, the allowance for losses discussion, litigation, subsequent events and any quantitative and qualitative disclosure about market risk. The actual results of BostonFed Bancorp, Inc. (the “Company”) could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors and the effects of war or terrorist activities affecting the Company’s operations, markets, products, services, prices and litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the Company’s filings with the Securities and Exchange Commission.

     Except as may be required by applicable law and regulation, the Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I. Financial Information

Item 1. Consolidated Financial Statements

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands except share data)
Unaudited

	March 31,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$50,342	$34,045
Investment securities available for sale (amortized cost of $72,863 at March 31, 2004 and $101,499 at December 31, 2003)	73,658	102,647
Investment securities held to maturity (fair value of $2,212 at March 31, 2004 and $2,137 at December 31, 2003)	2,025	2,025
Mortgage-backed securities available for sale (amortized cost of $84,434 at March 31, 2004 and $84,264 at December 31, 2003)	84,539	83,752
Mortgage-backed securities held to maturity (fair value of $149,494 at March 31, 2004 and $145,029 at December 31, 2003)	148,898	145,674
Loans held for sale	15,806	12,751
Loans, net of allowance for loan losses of $14,346 at March 31, 2004 and $13,874 at December 31, 2003	1,181,184	1,198,019
Accrued interest receivable	5,926	6,129
Stock in FHLB of Boston and Federal Reserve Bank	28,483	28,483
Bank-owned life insurance	25,839	25,549
Premises and equipment, net	16,356	19,539
Goodwill/core deposit intangible	17,094	17,536
Real estate owned	1,777	1,782
Other assets	15,939	17,047

Total assets	$1,667,866	$1,694,978

Liabilities and Stockholders’ Equity
Liabilities:
Deposit accounts	$1,178,071	$1,190,755
Federal Home Loan Bank advances and other Borrowings	386,962	398,653
Advance payments by borrowers for taxes and insurance	2,944	2,819
Other liabilities	4,282	8,102

Total liabilities	1,572,259	1,600,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $ .01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,526,896 and 4,491,796 shares outstanding at March 31, 2004 and December 31, 2003, respectively)	66	66
Additional paid-in capital	70,201	70,141
Retained earnings	64,768	64,684
Accumulated other comprehensive income	549	395
Less: Treasury stock, at cost (2,062,721 shares and 2,097,821 shares at March 31, 2004 and December 31, 2003, respectively)	(39,977)	(40,637)

Total stockholders’ equity	95,607	94,649

Total liabilities and stockholders’ equity	$1,667,866	$1,694,978

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except share data)
Unaudited

	Three Months Ended
	3/31/2004	3/31/2003
Interest income:
Loans	$15,796	$16,579
Mortgage-backed securities	2,472	1,537
Investment securities	739	1,138

Total interest income	19,007	19,254

Interest expense:
Deposit accounts	5,184	5,079
Borrowed funds	4,421	5,323

Total interest expense	9,605	10,402

Net interest income	9,402	8,852
Provision for loan losses	450	450

Net interest income after provision for loan losses	8,952	8,402
Non-interest income:
Deposit service fees	838	856
Loan processing and servicing fees	(1,046)	(858)
Gain on sale of loans	1,887	3,170
Income from bank-owned life insurance	290	319
Gain on sale of investments	496	—
Other	420	370

Total non-interest income	2,885	3,857

Non-interest expense:
Compensation and benefits	6,211	6,133
Occupancy and equipment	1,290	1,258
Data processing	646	506
Advertising expense	361	299
Stationary, printing and office supplies	212	240
Federal deposit insurance premiums	51	48
Amortization of core deposit intangible	312	—
Other	1,585	1,447

Total non-interest expense	10,668	9,931

Income before income taxes	1,169	2,328
Income tax expense	365	3,926

Net income (loss)	$804	$(1,598)

Basic earnings (loss) per share	$0.18	$(0.36)
Diluted earnings (loss) per share	$0.17	$(0.36)
Basic weighted average shares outstanding	4,507,853	4,394,752
Common stock equivalents due to dilutive effect of stock options	235,395	239,294
Diluted total weighted average shares outstanding	4,743,248	4,634,046

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2004
(In thousands, except share data)
Unaudited

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	Stock	capital	earnings	stock	income	equity
Balance at December 31, 2003	$66	$70,141	$64,684	$(40,637)	$395	$94,649
Net income	—	—	804	—	—	804
Change in net unrealized gain on investments available for sale (net of tax of $98)	—	—	—	—	154	154

Total comprehensive income	—	—	—	—	—	958
Cash dividends declared and paid ($0.16 per share)	—	—	(720)	—	—	(720)
Stock options exercised, net of taxes	—	54	—	660	—	714
Fair value of shares charged to expense for compensation plans	—	6	—	—	—	6

Balance at March 31, 2004	$66	$70,201	$64,768	$(39,977)	$549	$95,607

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Net cash flows from operating activities:
Net Income (loss)	$804	$(1,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	1,072	523
Earned SIP shares	—	6
Appreciation in fair value of shares charged to expense for compensation plans	6	138
Income from bank-owned life insurance	(290)	(319)
Provision for loan losses	450	450
Provision for valuation for real estate owned	6	—
Loans originated for sale	(106,354)	(200,116)
Proceeds from sale of loans	105,186	211,999
Gain on sale of investment securities	(496)	—
Gain on sale of loans	(1,887)	(3,170)
Decrease in accrued interest receivable	203	185
Decrease in prepaid expenses and other assets, net	999	224
Decrease in accrued expenses and other liabilities, net	(3,820)	(1,057)

Net cash (used in) provided by operating activities	(4,121)	7,265

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	22,013	—
Proceeds from maturities of investments securities available for sale	6,478	1,000
Purchase of investment securities available for sale	—	(7,710)
Purchase of mortgage-backed securities available for sale	(12,138)	(39,252)
Purchase of mortgage-backed securities held to maturity	(8,107)	—
Principal payments on mortgage-backed securities available for sale	11,746	33,535
Principal payments on mortgage-backed securities held to maturity	4,866	4,241
Principal payments on investment securities available for sale	584	1,076
Decrease in loans, net	16,385	33,021
Proceeds from sale of premises	3,562	—
Purchases of premises and equipment	(714)	(208)
Additional investment in real estate owned	(1)	(18)

Net cash provided by investing activities	$44,674	$25,685

-Continued on next page-

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Concluded)
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Cash flows from financing activities:
Increase (decrease) in deposit accounts	(12,684)	448
Repayments of Federal Home Loan Bank advances	(96,165)	(53,130)
Proceeds from Federal Home Loan Bank advances	84,474	22,014
Cash dividends paid	(720)	(708)
Common stock repurchased	—	(610)
Options exercised, net of taxes	714	267
Increase in advance payments by borrowers for taxes and insurance	125	234

Net cash used in financing activities	(24,256)	(31,485)

Net increase in cash and cash equivalents	16,297	1,465
Cash and cash equivalents at beginning of period	34,045	74,672

Cash and cash equivalents at end of period	$50,342	$76,137

Supplemental disclosure of cash flow information: Payments during the period for:
Interest	$11,001	$10,315

Taxes	$63	$1,248

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 of the Company and its wholly-owned subsidiary, Boston Federal Savings Bank (“BFS” or the “Bank”). The Company also owns 100% of the common stock of BFD Preferred Capital Trust I and BFD Preferred Capital Trust II (the “Trusts”), each of which have issued trust preferred securities to the public. As of December 31, 2003, the Trusts were no longer included in the company’s consolidated financial statements. (See FIN No. 46R discussion in Note 4 to the condensed notes to the unaudited consolidated financial statements). The unaudited consolidated financial statements presented herein, should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003. A former subsidiary of the Company, Broadway National Bank, was merged into BFS on December 31, 2003.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. In preparing the consolidated financial statements, the Company was required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the unaudited consolidated balance sheets as of March 31, 2004 and December 31, 2003, and amounts of revenues and expenses in the unaudited consolidated statements of income for the three months ended March 31, 2004 and 2003. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NOTE 2: EMPLOYEE STOCK OPTION BENEFITS

     The Company measures compensation cost for stock-based compensation plans using the intrinsic value based method of accounting. Intrinsic value is measured as the difference between the exercise price of options granted and the fair market value of the Company’s stock at the grant date. No stock option-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Had the Company determined compensation expense consistent with the fair value approach, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the three-month periods ended March 31:

	Three months ended
	March 31,
	2004	2003
Net income (loss) as reported	$804	(1,598)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(22)	(24)

Pro forma net income (loss)	782	(1,622)

Basic earnings (loss) per share as reported	0.18	(0.36)
Diluted earnings (loss) per share as reported	0.17	(0.36)
Pro forma basic earnings (loss) per share	0.17	(0.37)
Pro forma diluted earnings (loss) per share	0.16	(0.37)

     The Company uses the Black-Scholes option pricing model to determine the per share weighted average fair value of stock options granted. There were 5,000 stock options granted during the three months ended March 31, 2004 with an average fair value of approximately $10.00 per share, using approximate expected dividend yield, risk-free interest rate, expected volatility and expected life of 2.00%, 3.50%, 30.00% and 6 years, respectively. There were no stock options granted during the three months ended March 31, 2003.

NOTE 3: COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At March 31, 2004, the Company had commitments of $97.1 million to originate mortgage loans and $1.5 million to purchase loans from correspondent lenders. Of these $98.6 million commitments, $82.2 million were adjustable rate mortgage loans with interest rates ranging from 3.38% to 7.00% and $16.4 million were fixed rate mortgage loans with interest rates ranging from 3.88% to 7.50%. The Company also had commitments to sell $50.5 million of mortgage loans.

     At March 31, 2004, the Company was servicing first mortgage loans of approximately $981.6 million, which are either partially or wholly-owned by others.

NOTE 4: RECENT ACCOUNTING PRONOUNCEMENTS

     FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51.” FIN No. 46 establishes accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The Company adopted FIN No. 46 as of February 1, 2003 for all arrangements entered into after January 31, 2003.

     In December 2003, the FASB issued a revised FIN No. 46, FIN 46R, which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. The guidance required the Company to deconsolidate its investment in BFD Preferred Capital Trust I and II by March 31, 2004, but the Company chose to early adopt as of December 31, 2003. The result of deconsolidating these Trusts is that the trust preferred securities of the Trusts no longer appear on the consolidated balance sheet of the Company. Due to FIN No. 46R, the junior subordinated debentures of the Company that were previously eliminated in consolidation are included on the consolidated balance sheet with total borrowings. For all other arrangements entered into subsequent to January 31, 2003, the Company adopted FIN No. 46R as of December 31, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality being recognized at its fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances can neither be created nor “carried over” in the initial accounting for loans acquired in a transfer on loans. This SOP is effective for loans acquired after December 15, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

NOTE 5: ACQUISITION OF BRANCHES AND MERGER OF BROADWAY NATIONAL BANK

     On October 24, 2003, the Company acquired the seven (7) Boston area branch offices of Encore Bank. The former Lexington office of Encore Bank was merged into the Company’s existing Lexington office. The acquisition was accounted for as a purchase and accordingly was included in the results of operations from the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company has adjusted and expects further adjustments of the estimated fair values assigned to the assets acquired and liabilities assumed during 2004, although such adjustments have not and are not expected to be significant, nor impact earnings. It is expected that the deposit premium paid will be deductible for income tax purposes.

Assets acquired:
Cash	$251
Premises and equipment	7,327
Core deposit intangible	5,000

Other assets	47
Total assets acquired	12,625
Liabilities Assumed:
Deposit accounts	321,948
Discount on certificates of deposit	2,500
Accrued expenses and other liabilities	442
Total liabilities assumed (net of assets acquired)	312,265
Cash received from Encore Bank	310,297
Goodwill	1,968

     In February 1997, the Company acquired Broadway National Bank and operated it as a subsidiary of the Company, consolidating its results with the Company and its other subsidiaries. Effective December 31, 2003, Broadway National Bank was merged into Boston Federal Savings Bank. The merger was executed in order to improve efficiencies. The effects of this merger are not material to the Company’s consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. GENERAL

     The Company, headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for BFS, in connection with the conversion of BFS from a mutual to a stock form of ownership. The Company later acquired BNB, a nationally-chartered commercial bank, as its wholly-owned subsidiary, which was merged into BFS on December 31, 2003, collectively, BFS. In December 1999, the Company acquired Diversified Ventures, Inc., d/b/a Forward Financial Company (“Forward Financial”) and Ellsmere Insurance Agency, Inc. (“Ellsmere”). Forward Financial and Ellsmere operate as subsidiaries of BFS. On October 24, 2003, the Company acquired the seven (7) Boston area branch offices of Encore Bank (the “acquisition of branches”). The acquired Lexington office was merged into the Company’s existing Lexington office.

     The Company’s business has been conducted primarily through its wholly-owned subsidiary, BFS. It operates its administrative/bank branch office located in Burlington, Massachusetts and its 16 other bank branch offices located in Arlington, Bedford, Belmont, Billerica, Boston, Chelsea, Lexington, Needham, Newton, Peabody, Revere, Sudbury and two offices each in Wellesley and Woburn. These offices are all located in the greater Boston metropolitan area. The Linden Street Wellesley office will be merged into the Rt. 9 Wellesley office in June 2004. The Bank’s subsidiary, Forward Financial, maintains its headquarters in Westborough, Massachusetts, effective October 1, 2003, (previously Northborough, MA) and operates in approximately 20 states. Through its subsidiary bank, the Company attracts retail deposits from the general public and invests those deposits and other borrowed funds in loans, mortgage-backed securities, U.S. Government and federal agency securities and other securities. The Company originates mortgage loans for its investment portfolio and for sale and generally retains the servicing rights of loans it sells. Additionally, the Company originates chattel mortgage loans on manufactured housing, recreational vehicles and boats and first mortgage loans on manufactured housing and stick-built housing, substantially all of which are sold in the secondary market, servicing released. Loan sales are made from loans held in the Company’s portfolio designated as being held for sale or originated for sale during the period. The Company’s revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, gains on sale of loans and service fees.

     The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, interest, maturities or sales of investments, Federal Home Loan Bank of Boston (“FHLB”) advances and proceeds from the sale of loans.

     The Company’s results of operations are primarily dependent on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company’s provision for loan losses, investment activities, gains or losses on sale of loans, fees and amortization or adjustments to originated mortgage servicing rights. The Company’s non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, advertising, data processing expense and other expenses. Results of operations of the Company are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

     Effective December 31, 2003, the Company is a savings and loan holding company subject to the regulations of the Office of Thrift Supervision (the “OTS”).

Executive Summary

     BostonFed is a $1.7 billion, community-oriented, savings and loan holding company offering a variety of financial services through its principal subsidiary, BFS. Both the Company and the Bank are headquartered in Burlington, Massachusetts and are regulated y the OTS. The Company attracts retail deposits from the general public through its seventeen branch offices in fifteen cities/towns in the Boston metropolitan area. The Company originates residential and commercial real estate mortgage loans for portfolio and for sale, business and consumer loans, primarily in its lending area of Eastern Massachusetts. Through Forward Financial Company, a subsidiary of the Bank, the Company also originates loans, generally for sale, on manufactured housing, recreational vehicles and boats, currently in 20 states.

Net income for the quarter ended March 31, 2004 was $804,000, compared to a net loss of $1.6 million for the quarter ended March 31, 2003. Basic and diluted earnings per share were $0.18 and $0.17, respectively for the quarter ended March 31, 2004. Basic and diluted loss per share was $0.36 for the first quarter of 2003.

The net interest margin of 2.42% for the quarter ended March 31, 2004 was 16 basis points lower than the 2.58% net interest margin for the first quarter of 2003. This reduction partially offset the benefit of increased earnings from larger average balances of interest-earning assets.

Generally higher mortgage interest rates caused a decline in mortgage loan originations and consequently lead to a $1.3 million decline in gain on sale of loans in the first quarter of 2004 when compared to the first quarter of 2003.

At the end of the first quarter of 2004, however, interest rates declined, which impacted prepayment speed assumptions in valuing the Company’s originated mortgage servicing rights, (“OMSRs”) necessitating a valuation adjustment of approximately $900,000.

The first quarter of 2003 was significantly impacted by a $4.6 million provision for additional state taxes and interest relating to the disputed deduction for dividends received from real estate investment trust subsidiaries, for the 1999 through 2002 fiscal years. The dispute resulting from this retroactive change in the state tax law was subsequently resolved in the second quarter of 2003, allowing for a recovery of approximately one-half the provision.

Non-performing loans increased from $4.7 million at December 31, 2003 to $7.9 million at March 31, 2004, due to two residential sub-division construction loans and a loan secured by an industrial building becoming delinquent 90 days or more. The allowance for loan losses as a percent of loans increased from 1.13% at December 31, 2003 to 1.18% at March 31, 2004.

Critical Accounting Policies

     The Company’s critical accounting policies were detailed in the Company’s Annual Report for the year ended December 31, 2003, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Consolidated Financial Statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies used to determine the allowance for loan losses and asset impairment judgments, including the valuation of Originated Mortgage Servicing Rights (“OMSRs”) and the value of goodwill, are the Company’s most critical accounting policies because they are important to the presentation of the financial condition and results of operations of the Company and they involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumption or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. The appropriate, critical accounting policies and their application are reviewed quarterly by the Audit and Compliance Committee of the Board of Directors.

B. FINANCIAL CONDITION

Assets

     Total assets declined by $27.1 million to a balance of $1.7 billion at March 31, 2004, compared to December 31, 2003. Cash and cash equivalents increased by $16.3 million, which was more than offset by declines of $29.0 million and $16.8 million in investment securities available for sale and loans, net, respectively. Cash and cash equivalents increased due to larger balances of FHLB overnight deposits. Investment securities available for sale declined from a balance of $102.6 million at December 31, 2003 to $73.7 million at March 31, 2004 due primarily to the sale of portions of the Company’s adjustable-rate mortgage mutual funds, short-term mutual funds and equity securities portfolio. The proceeds were temporarily invested in FHLB overnight deposits.

     Loans, net of allowance for loan losses, declined by $16.8 million to $1.2 billion at March 31, 2004, compared to December 31, 2003 as prepayments and amortization exceeded new production earmarked for portfolio.

     The Company’s loan portfolio was comprised of the following at:

	3/31/04	12/31/03
	In thousands
	(Unaudited)
Mortgage loans:
Residential 1-4 family	$832,852	$827,184
Multi-family	20,053	20,044
Construction and land	98,847	116,427
Commercial real estate	110,566	123,544

Total mortgage loans	1,062,318	1,087,199

Consumer and other loans:
Home equity and improvement	126,177	120,205
Consumer	3,514	4,597
Business	26,110	26,582

Total consumer and other loans	155,801	151,384

Total loans, gross	1,218,119	1,238,583

Allowance for loan losses	(14,346)	(13,874)
Construction loans in process	(29,447)	(33,125)
Net unearned premium on loans purchased	22	25
Deferred loan origination costs	6,836	6,448

Loans, net	$1,181,184	$1,198,019

     As noted in the above table, the allowance for loan losses amounted to $14.3 million at March 31, 2004. Management believes the allowance is adequate to absorb probable loan losses. The allowance for loan losses increased from $13.9 million at December 31, 2003 due to the current quarter’s provision, net of charge-offs/recoveries. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management’s estimates are correct and that the existing allowance for loan losses is adequate. However, the Company believes that the allowance for loan losses is at a reasonable level based on its evaluation of information currently available. The Company maintains an allowance for losses that are inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the three months ended March 31, 2004:

In thousands
Balance at December 31, 2003	$13,874
Loss provision	450
Recoveries	45
Charge-offs	(23)

Balance at March 31, 2004	$14,346

     Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers’ ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company’s allowance based on its judgments about information available to it at the time of its examination. While management uses information currently available to estimate inherent losses on its loans, future additions to the allowance may be necessary based on regulatory directives or future events, including changes in local, regional and national economic conditions, changes in the local, regional and national real estate markets and changes in market interest rates. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is affected by such changes.

     As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its management Asset Classification Committee, (the “Committee”). The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off or impairment is required is “sub-standard.” At March 31, 2004, the Company classified $24.2 million of loans as sub-standard compared to $21.2 million at December 31, 2003. A substantial majority of the increase in sub-standard loans was due to three loans (two residential sub-division construction loans and one condominium loan) being classified as sub-standard during the quarter ended March 31, 2004. Non-performing assets at March 31, 2004 totaled $9.6 million or 0.58% of total assets, compared to $6.5 million, or 0.38% of total assets, at December 31, 2003. The increase was due to the two residential sub-division construction loans mentioned above and a loan secured by an industrial building becoming delinquent 90 days or more during the quarter. The Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Management believes that the allowance for loan losses at March 31, 2004 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company’s $14.3 million allowance for loan losses at March 31, 2004 represented 183% of non-performing loans or 1.18% of total loans, compared to $13.9 million at December 31, 2003, or 296% of non-performing loans and 1.13% of total loans. Management believes these coverage ratios are at prudent levels considering the levels of non-performing loans and classified loans.

     Non-performing loans were $7.9 million at March 31, 2004. The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms was $140,000 and $129,000 for the three-month periods ended March 31, 2004 and 2003, respectively. The amount of interest income that was recorded on these loans was $1,000 and $21,000 for the three-month periods ended March 31, 2004 and 2003, respectively.

     At March 31, 2004, there were four loans with a net balance of $3.7 million, characterized as impaired. During the three months ended March 31, 2004, the average recorded value of impaired loans was $3.7 million, there was $12,000 of interest income that was recognized and $87,000 of interest income that would have been recognized under the loans’ original terms. At March 31, 2003, there were seven loans with a net balance of $10.8 million, characterized as impaired. During the three months ended March 31, 2003, the average recorded value of impaired loans was $6.4 million, there was $29,000 of interest income that was recognized and $123,000 of interest income that would have been recognized under the loans’ original terms.

     At March 31, 2004 and December 31, 2003, the Company had one property in real estate owned (“REO”), with a balance of $1.8 million. The REO was comprised of a commercial real estate property, acquired through a deed in lieu of foreclosure, in Woburn, Massachusetts. The Company is currently marketing the property for sale.

     Premises and equipment, net, declined by $3.2 million during the first quarter of 2004 as the Company sold one of the buildings acquired as part of the acquisition of the Encore Bank branches.

Liabilities

     Deposit accounts were $1.2 billion at March 31, 2004, a decrease of $12.7 million from the December 31, 2003 total. Most of this decrease was due to wholesale-brokered certificates of deposit, which are included in deposit accounts, declining to $108.0 million at March 31, 2004 from the $117.8 million at December 31, 2003.

The following is a summary of deposit balances by type at:

	03/31/04	12/31/03
	In thousands
	(Unaudited)
NOW accounts	$206,304	$211,469
Regular and statement savings	220,476	227,491
Money market	126,595	138,986
Demand deposits and official checks	97,081	91,695

Total non-certificate accounts	650,456	669,641

Certificate accounts:
3 to 12 months	81,662	57,271
1 to 3 years	299,113	320,818
Greater than 3 years	91,901	91,702
IRA/KEOGH	54,939	51,323

Total certificate accounts	527,615	521,114

Total deposit balances	1,178,071	1,190,755

Expected maturity of certificate accounts:
Within one year	268,125	255,666
One to two years	176,090	174,903
Two to three years	46,830	47,358
Over three years	36,570	43,187

Total expected maturity	$527,615	$521,114

     FHLB advances and other borrowings declined $11.7 million, to a balance of $387.0 million at March 31, 2004, from $398.7 million at December 31, 2003.

C. COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

GENERAL

     During the quarter ended March 31, 2004, the Company earned $804,000, or $0.18 basic and $0.17 diluted earnings per share, compared to a net loss of $1.6 million or $0.36 basic and diluted loss per share for the first quarter of 2003. The 2004 first quarter’s earnings were negatively impacted primarily by a reduction in gain on sale of loans and a valuation adjustment to the originated mortgage servicing rights (“OMSRs”), whereas the prior year’s first quarter loss was driven by a $4.6 million provision for additional state taxes and interest relating to the disputed deduction for dividends received from real estate investment trust (“REIT”) subsidiaries, for the 1999 through 2002 fiscal years. The dispute resulting from this retroactive change in the state tax law was subsequently resolved in the second quarter of 2003, allowing for a recovery of approximately one-half the provision.

     For the three months ended March 31, 2004 and 2003, the annualized return (loss) on average stockholders’ equity was 3.30% and (6.75%), respectively. Comments regarding the components of net income are detailed in the following paragraphs.

Average Balances, Yields and Costs

     The following table sets forth certain information relating to the Company for the three months ended March 31, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. The average balance data is derived from daily balances. The yields and costs include fees, premiums and discounts, which are considered adjustments to yields.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yield/Costs
(Unaudited)

	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
			(Dollars in thousands)
For the three months ended March 31:
Assets:
Interest-earning assets:
Investment securities (1)	$130,033	$739	2.27%	$163,546	$1,138	2.78%
Loans, net and loans held for sale (2)	1,193,601	15,796	5.29%	1,083,962	16,579	6.12%
Mortgage-backed securities (3)	231,338	2,472	4.27%	127,126	1,537	4.84%

Total interest-earning assets	1,554,972	19,007	4.89%	1,374,634	19,254	5.60%

Non interest-earning assets	109,949			109,339

Total assets	1,664,921			1,483,973

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	131,829	510	1.55%	62,777	186	1.19%
Savings accounts	224,848	505	0.90%	216,271	616	1.14%
NOW accounts	202,610	309	0.61%	143,301	95	0.27%
Certificate accounts	522,543	3,860	2.95%	421,002	4,182	3.97

Total	1,081,830	5,184	1.92%	843,351	5,079	2.41%
Borrowed funds (4)	394,712	4,421	4.48%	438,722	5,323	4.85%

Total interest-bearing liabilities	1,476,542	9,605	2.60%	1,282,073	10,402	3.25%

Non interest-bearing liabilities	91,038			107,188

Total liabilities	1,567,580			1,389,261

Stockholders’ equity	97,341			94,712

Total liabilities and stockholders’ equity	$1,664,921			$1,483,973

Net interest rate spread (5)		$9,402	2.29%		$8,852	2.35%

Net interest margin (6)			2.42%			2.58%

Ratio of interest-earning assets to interest-bearing liabilities	105.31%			107.22%

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

(4) Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 4.47% for the three months ended March 31, 2004 and no change for the three months ended March 31, 2003.

(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest earning assets.

Interest Income

     Total interest income on interest-earning assets for the quarter ended March 31, 2004 declined by $247,000, or 1.3%, to $19.0 million, compared to the quarter ended March 31, 2003. The decrease in interest income was due to a 71 basis point decline in the average yield on interest earning assets, partially offset by the earnings on the $180.3 million increase in average interest-earning assets. The average yield on interest-earning assets declined to 4.89% for the three months ended March 31, 2004 from 5.60% for the three months ended March 31, 2003. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indices resulting from the Federal Reserve induced decline in market interest rates during the past few years. Additionally, the proceeds received from the record levels of loan prepayments and matured investment securities have been re-invested at much lower interest rates due to the decline in market interest rates.

     Interest income on loans, net, for the quarter ended March 31, 2004 declined by $783,000, or 4.7%, to $15.8 million compared to $16.6 million for the comparable quarter in 2003. The decrease in interest income from loans, net, for the current three-month period was due to the 83 basis point decline in the average yield, partially offset by the $109.6 million increase in the average balance of loans, net. The average yield on loans, net for the three months ended March 31, 2004 was 5.29%, compared to an average yield of 6.12% for the three months ended March 31, 2003. Many adjustable-rate loans continue to be originated at relatively low interest rates and the major repricing indices remain at near historic lows. The Company has continued investing in interest sensitive loans such as equity lines, commercial and construction, business and other short-term indexed loans and selling most of its fixed-rate longer term loans into the secondary market in order to better protect against the possibility of rising interest rates.

     Interest on mortgage-backed securities for the quarter ended March 31, 2004 was $2.5 million, compared to $1.5 million for the quarter ended March 31, 2003. The increase in interest on mortgage-backed securities was due to a $104.2 million increase in the average balance, partially offset by the effects of a 57 basis point decline in the average yield. The average yield declined from 4.84% for the three months ended March 31, 2003, to 4.27% for the current three-month period. The reduction in yield is a reflection of the low interest rate environment, which results in the reinvestment of amortization and prepayments into lower yielding similar investments.

     Income from investment securities was $739,000 for the three months ended March 31, 2004, compared to $1.1 million for the prior year quarter. The decline in income from investment securities was due to the combined effects of lower average balance of investment securities in the current year quarter and a reduction in the average yield. The average balance of investment securities declined to $130.0 million for the three months ended March 31, 2004, from an average balance of $163.5 million for the prior year quarter. The average yield declined from 2.78% for the three months ended March 31, 2003, to 2.27% for the 2004 first quarter. The reduction in yield on investment securities is also reflective of the declines in market interest rates, including the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits. Because the Company’s investment securities are generally of a shorter-term nature, the decline in market interest rates has had a significant impact on the overall yield of investment securities.

     Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended March 31, 2004 declined by $797,000, or 7.7%, to $9.6 million compared to $10.4 million for the quarter ended March 31, 2003. The decrease in interest expense for the first quarter of 2004 was due to a 65 basis point reduction in the average cost of interest bearing liabilities, which was partially offset by the interest expense applicable to a $194.5 million increase in the average balance of interest-bearing liabilities, which averaged $1.5 billion during the first quarter of 2004, compared to an average balance of $1.3 billion during the quarter ended March 31, 2003. The average cost of interest-bearing liabilities declined to 2.60% during the quarter ended March 31, 2004, compared to 3.25% for last year’s first quarter. The Company’s cost of interest bearing liabilities has declined more slowly than yields on interest earning assets as competitive market conditions, the already low interest rates being paid on deposits and longer term FHLB advances have precluded more rapid declines in the interest paid on these interest-bearing liabilities.

     Interest expense on deposit accounts was $5.2 million for the quarter ended March 31, 2004, a decrease of $105,000 from the $5.1 million for the quarter ended March 31, 2003. Interest expense on deposit accounts declined due to a 49 basis point decrease in the average cost of deposits. For the three months ended March 31, 2004, the average cost of deposits was 1.92%, compared to 2.41% for the three months ended March 31, 2003. A portion of the decline in interest expense caused by the lower cost of deposits was offset by higher average balances. Average balances of deposit accounts of $1.1 billion for the first quarter of 2004 were $238.5 million higher than the average of $843.4 million for the quarter ended March 31, 2003.

     Interest expense on borrowed funds was $4.4 million for the three months ended March 31, 2004, compared to $5.3 million for the three months ended March 31, 2003. The $902,000 decline in interest expense on borrowed funds was due to the combined effects of lower cost and lower average balances of borrowed funds in the first quarter of 2004, compared to the first quarter of 2003. Borrowed funds declined to an average balance of $394.7 million during the first quarter of 2004 from an average of $438.7 million for the first quarter of 2003. The average cost of borrowed funds declined to 4.48% for the three months ended March 31, 2004, a decline of 37 basis points, compared to the 4.85% cost of borrowed funds for the three months ended March 31, 2003. These declines were the result of a continuation of the low interest rate environment, allowing the Company to renew previous higher rate, long-term FHLB advances at current lower rates.

Net Interest Income

     Net interest income for the three months ended March 31, 2004 was $9.4 million, compared to $8.9 million for the first quarter of 2003. Net interest income increased, despite a decline in the net interest margin, due to higher levels of interest earning assets. The lowest interest rates in decades have precipitated high levels of loan prepayments, which combined with reinvestment in lower yielding loans and investment securities, as well as diminishing opportunities to continue lowering core deposit interest rates, have caused a decrease in the net interest margin. The net interest margin declined from 2.58% for the quarter ended March 31, 2003 to 2.42% in the first quarter of 2004. On a linked-quarter basis (December 31, 2003), the net interest margin declined by two basis points. Increases in non-performing loans have also placed pressure on the net interest margin.

Provision for Loan Losses

     The provision for loan losses was $450,000 for the three months ended March 31, 2004 and 2003. Although the coverage ratio of allowance for loan losses as a percent of loans increased from 1.13% at December 31, 2003, to 1.18% at March 31, 2004, the Company did not reduce the provision for loan losses due primarily to an increase in non-performing loans. Non-performing loans increased from $4.7 million at December 31, 2003 to $7.9 million at March 31, 2004, due to two residential sub-division construction loans and a loan secured by an industrial building becoming delinquent 90 days or more. The allowance for loan losses was $14.3 million at March 31, 2004, compared to $13.9 million at December 31, 2003. These amounts represent 183% and 296%, of non-performing loans at March 31, 2004 and December 31, 2003, respectively.

Non-Interest Income

     Total non-interest income declined to $2.9 million for the quarter ended March 31, 2004, compared to $3.9 million for the quarter ended March 31, 2003, due primarily to lower gain on sale of loans. Gain on sale of loans was $1.9 million in the current quarter, compared to $3.2 million for the quarter ended March 31, 2003. The primary reason for the decline was due to lower levels of loan originations caused by generally increasing mortgage interest rates during the first quarter of 2004. Total mortgage loan originations were $174.5 million during the quarter ended March 31, 2004, compared to $304.1 million for the quarter ended March 31, 2003. Generally, the Company sells approximately one-half of its loan production. Included in the above gain on sale of loans were gains on sale of loans by the Bank’s subsidiary, Forward Financial Company, which amounted to $688,000 and $804,000 for the quarters ended March 31, 2004 and 2003, respectively.

     Loan processing and servicing fees were a negative $1.0 million for the quarter ended March 31, 2004, compared to a negative $858,000 for the comparable quarter in the prior year. Higher prepayment speed assumptions, caused by a drop in mortgage interest rates at the end of the first quarter of 2004, required an impairment charge of approximately $900,000 against the Company’s OMSRs. This charge increased the valuation allowance of OMSRs to approximately $1.4 million. With the most recent adjustment, the OMSR balance of $6.1 million, net of valuation allowance, represents approximately 62 basis points of the $981.6 million of loans serviced for others.

     The Company recorded $496,000 in net gain on sale of investments during the quarter ended March 31, 2004, compared to none in the same prior year quarter. The net gains resulted from the sale of equity securities and a portion of its mutual funds during the first quarter of 2004.

Non-Interest Expense

     Total non-interest expense was $10.7 million for the quarter ended March 31, 2004, compared to $9.9 million for the prior year quarter. The first quarter of 2004 includes $312,000 in amortization of core deposit intangible (“CDI”) related to the acquisition of branches. Data processing expense increased by $140,000, to $646,000 in the first quarter of 2004, primarily due to the additional data processing expense associated with the consolidation of the former Broadway National Bank and to a lesser degree, additional costs associated with the former Encore Bank locations. Advertising expense increased to $361,000 in the first quarter of 2004, from $299,000 in the prior year comparable quarter, due to the implementation of a more focused branding program.

Income Tax Expense

     Income tax expense for the quarter ended March 31, 2004 was $365,000, for an effective tax rate of 31.2%, which is lower than the expected effective tax rate of approximately 41%, generally due to the non-taxable nature of income from bank owned life insurance (“BOLI”). In the prior year, BOLI income was essentially offset by non-deductible employee stock ownership plan (“ESOP”) expenses. ESOP expenses are no longer being incurred as the remaining shares in the ESOP were allocated at December 31, 2003. Income tax expense for the quarter ended March 31, 2003 was $3.9 million, an amount higher than expected due to the net effect of the REIT tax issue, which increased tax expense by approximately $3.0 million. The remaining tax of approximately $886,000 resulted in an effective tax rate of 38.1% for the quarter ended March 31, 2003.

D. LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash flow for the Company is dividend payments from BFS, interest income, sales and maturities of investment securities and, to a lesser extent, earnings on deposits held by the Company. Dividend payments have been used to fund stock repurchase programs, pay dividends to stockholders, interest on trust-preferred securities and other operating expenses of the

Company. The ability of BFS to pay dividends and other capital distributions to the Company is generally limited by OTS regulations. Additionally, the OTS may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons. As of March 31, 2004, BFS had $5.6 million of dividends that could be paid to the Company without regulatory approval. Any dividend by BFS beyond its current year net income combined with retained net income of the preceding two years would require OTS notification or approval.

     To the extent BFS were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities. Additionally, on an unconsolidated basis, the Company had $2.0 million of securities available for sale and $5.8 million cash or cash equivalents at March 31, 2004.

     The Bank’s primary sources of funds are deposits (including brokered deposits), principal and interest payments on loans, sales of loans, sales or maturities of investments, mortgage-backed and related securities and borrowings from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Management has maintained adequate liquidity so that it may invest any excess liquidity in higher yielding interest-earning assets or use such funds to repay higher cost FHLB advances. The OTS does not provide specific guidance for liquidity ratios for BFS, but does require the Bank to maintain reasonable and prudent liquidity levels. Management believes such levels are being maintained.

     The Company and Bank’s most liquid assets are cash, overnight federal funds sold, and loans and investments available for sale. The levels of these assets are dependent on the Company’s operating, financing, lending and investing activities during any given period.

     Liquid assets for the periods indicated, consisted of the following:

	03/31/04	12/31/03
	(In Thousands)
Cash and cash equivalents	$50,342	$34,045
Investment securities available for sale	73,658	102,647
Mortgage-backed securities available for sale	84,539	83,752
Loans held for sale	15,806	12,751

Total liquid assets	$224,345	$233,195

     These amounts represent 13.5% and 13.8% of the Company’s total assets at March 31, 2004 and December 31, 2003, respectively.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances and wholesale-brokered deposits. At March 31, 2004, the Bank had $354.0 million in advances outstanding from the FHLB and had, with existing collateral, an additional $378.3 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied one- to four-family loans, multi-family and commercial loans. The Bank generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and wholesale-brokered deposits to supplement cash flow needs.

     At March 31, 2004, the Bank had commitments to originate loans and unused outstanding lines of credit totaling $301.2 million. Certificate accounts, which are scheduled to mature in less than one year from March 31, 2004, totaled $268.1 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments and certificate of deposit withdrawals as they may occur.

     At March 31, 2004, the consolidated stockholders’ equity to total assets ratio was 5.7%. As of March 31, 2004, the Bank exceeded all of its regulatory capital requirements. The Bank’s tier 1 (core) capital, total risk-based capital, tier 1 risk-based and tangible equity capital ratios were 6.1%, 11.2%, 9.9% and 6.1%, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     One of the principal market risks affecting the Company is interest rate risk. The objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors’ approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company’s Board of Directors has established a management Asset/Liability Committee that is responsible for reviewing the Company’s asset/liability policies and interest rate risk position. The Committee reports trends and interest rate risk position to the Board of Directors on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Company’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. These differences are a primary component of the risk to net interest income. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a positive gap position would be in a better position to reprice loans and invest cash flows from maturing assets in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income.

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

     At March 31, 2004, the Company’s one-year gap was a positive 1.4% of total assets, compared to a positive 2.7% of total assets at December 31, 2003.

     The Company’s interest rate sensitivity is also monitored by management through the use of a model, which internally generates estimates of the change in net portfolio value (“NPV”) over a range of interest rate change scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results. See the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004, for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     ** Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed with the Commission on March 30, 2000 (File No. 001-13936).

(b) Reports on Form 8-K filed with the Securities and Exchange Commission

     On January 27, 2004, the Company furnished a Form 8-K to file a press release announcing its financial results for the quarter and year ended December 31, 2003 and announcing its Annual Meeting Date.

     On February 11, 2004, the Company furnished a Form 8-K to file a press release announcing that its “December 31, 2003 Investor Presentation” was available on its website.

     On March 2, 2004, the Company furnished a Form 8-K to file a press release announcing that Messrs. Holland and Simas would be speaking at Keefe Bruyette Woods, Inc. Eastern Regional Bank Symposium on March 4, 2004, held in Boston, Massachusetts.

     On March 4, 2004, the Company furnished a Form 8-K to file a press release announcing that the Company and Bank’s Board would both be expanded by one and that Mr. Richard J. Caturano was appointed a director of the Company and BFS.

EXHIBIT INDEX

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Page 26

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Page 27

(32.0)	Section 1350 Certifications	Page 28

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTONFED BANCORP, INC.
(Registrant)

Date: May 10, 2004	By: /s/ David F. Holland

President and Chief Executive Officer

Date: May 10, 2004	By: /s/ John A. Simas

John A. Simas
Executive Vice President, Chief Financial
Officer and Corporate Secretary