Form 10-Q
period 2004-06-30
BOSTONFED BANCORP INC
filed 2004-08-05
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended June 30, 2004

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

         Yes [X]    No [  ]

     The Registrant had 4,540,196 shares of common stock, par value $.01 per share, outstanding as of June 30, 2004.

BOSTONFED BANCORP, INC.
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

     Forward-looking statements also include, with limitation, those statements relating to the anticipated effects of the Company’s proposed merger with Banknorth Group, Inc. The following factors, among others, could cause the actual results of the merger to differ materially from expectations: the ability of the companies to obtain the required shareholder or regulatory approvals of the merger; the imposition of any regulatory conditions or requirements on the merger; the ability of the companies to consummate the merger; the ability to successfully integrate the companies following the merger, including integration of data processing systems and retention of key personnel; a materially adverse change in the financial condition, operations, or projected or actual earnings of either company; the ability to fully realize the expected cost savings and revenues; the ability to realize the expected cost savings and revenues on a timely basis; and any material change in the local markets in which each company operates.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)
Unaudited

	June 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$29,057	$34,045
Investment securities available for sale (amortized cost of $61,532 at June 30, 2004 and $101,499 at December 31, 2003)	61,724	102,647
Investment securities held to maturity (fair value of $2,119 at June 30, 2004 and $2,137 at December 31, 2003)	2,001	2,025
Mortgage-backed securities available for sale (amortized cost of $100,604 at June 30, 2004 and $84,264 at December 31, 2003)	98,010	83,752
Mortgage-backed securities held to maturity (fair value of $138,403 at June 30, 2004 and $145,029 at December 31, 2003)	141,928	145,674
Loans held for sale	37,656	12,751
Loans, net of allowance for loan losses of $14,613 at June 30, 2004 and $13,874 at December 31, 2003	1,224,286	1,198,019
Accrued interest receivable	5,945	6,129
Stock in FHLB of Boston and Federal Reserve Bank of Boston	20,746	28,483
Bank-owned life insurance	26,123	25,549
Premises and equipment, net	16,839	19,539
Goodwill/core deposit intangible	16,782	17,536
Real estate owned	2,660	1,782
Other assets	15,115	17,047

Total assets	$1,698,872	$1,694,978

Liabilities and Stockholders’ Equity
Liabilities:
Deposit accounts	$1,205,022	$1,190,755
Federal Home Loan Bank advances and other borrowings	392,885	398,653
Advance payments by borrowers for taxes and insurance	2,433	2,819
Other liabilities	5,049	8,102

Total liabilities	1,605,389	1,600,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,540,196 and 4,491,796 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	66	66
Additional paid-in capital	70,201	70,141
Retained earnings	64,381	64,684
Accumulated other comprehensive income	(1,465)	395
Less: Treasury stock, at cost (2,049,421 shares and 2,097,821 shares at June 30, 2004 and December 31, 2003, respectively)	(39,700)	(40,637)

Total stockholders’ equity	93,483	94,649

Total liabilities and stockholders’ equity	$1,698,872	$1,694,978

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except share data)
Unaudited

	Three Months Ended		Six Months Ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Interest income:
Loans	$15,359	$15,855	$31,155	$32,434
Mortgage-backed securities	2,516	1,597	4,988	3,134
Investment securities	672	1,100	1,411	2,238

Total interest income	18,547	18,552	37,554	37,806

Interest expense:
Deposit accounts	5,148	4,811	10,332	9,890
Borrowed funds	4,419	5,144	8,840	10,467

Total interest expense	9,567	9,955	19,172	20,357

Net interest income	8,980	8,597	18,382	17,449
Provision for loan losses	450	2,000	900	2,450

Net interest income after provision for loan losses	8,530	6,597	17,482	14,999
Non-interest income:
Deposit service fees	753	900	1,591	1,756
Loan processing and servicing fees	1,142	(1,670)	96	(2,528)
Gain on sale of loans	1,665	2,651	3,552	5,821
Income from bank-owned life insurance	285	308	575	627
(Loss) gain on sale of investments	(164)	7	332	7
Other	406	433	826	803

Total non-interest income	4,087	2,629	6,972	6,486

Non-interest expense:
Compensation and benefits	6,117	5,696	12,328	11,829
Occupancy and equipment	1,272	1,198	2,562	2,456
Data processing	450	445	1,096	905
Advertising expense	581	360	942	659
Stationary, printing and office supplies	222	142	434	381
Federal deposit insurance premiums	46	40	97	88
Amortization of core deposit intangible	312	0	624	0
Other	2,539	1,774	4,124	3,268

Total non-interest expense	11,539	9,655	22,207	19,586

Income (loss) before income taxes	1,078	(429)	2,247	1,899
Income tax expense (benefit)	741	(1,961)	1,106	1,965

Net income (loss)	$337	$1,532	$1,141	$(66)

Basic earnings (loss) per share	$0.07	$0.35	$0.25	$(0.02)
Diluted earnings (loss) per share	$0.07	$0.33	$0.24	$(0.02)
Basic weighted average shares outstanding	4,531,711	4,396,223	4,519,782	4,395,488
Common stock equivalents due to dilutive effect of stock options	226,237	212,835	226,862	N/A *
Diluted total weighted average shares outstanding	4,757,948	4,609,058	4,746,644	4,395,488

See accompanying condensed notes to unaudited consolidated financial statements.

* There were 215,042 common stock equivalents that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2004
(In thousands, except share data)
Unaudited

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders’
	Stock	capital	earnings	stock	income (loss)	equity
Balance at December 31, 2003	$66	$70,141	$64,684	$(40,637)	$395	$94,649
Net income	—	—	1,141	—	—	1,141
Change in net unrealized loss on investments available for sale (net of tax benefit of $1,465)	—	—	—	—	(1,860)	(1,860)

Total comprehensive loss	—	—	—	—	—	(719)
Cash dividends declared and paid ($0.16 per share)	—	—	(1,444)	—	—	(1,444)
Stock options exercised, net of taxes	—	47	—	937	—	984
Fair value of shares charged to expense for compensation plans	—	13	—	—	—	13

Balance at June 30, 2004	$66	$70,201	$64,381	$(39,700)	$(1,465)	$93,483

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
Net cash flows from operating activities:
Net Income (loss)	$1,141	$(66)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion, net	2,074	1,251
Earned SIP shares	—	12
Appreciation in fair value of shares charged to expense for compensation plans	13	442
Income from bank-owned life insurance	(575)	(627)
Provision for loan losses	900	2,450
Provision for valuation for real estate owned	6	—
Loans originated for sale	(228,446)	(552,276)
Proceeds from sale of loans	207,093	573,687
Gain on sale of investment securities	(332)	(7)
Gain on sale of loans	(3,552)	(5,821)
Loss on sale of real estate owned	—	76
Increase in accrued interest receivable	184	292
Increase in prepaid expenses and other assets, net	3,112	1,208
Decrease in accrued expenses and other liabilities, net	(3,053)	(4,940)

Net cash (used in) provided by operating activities	(21,435)	15,681

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	43,514	10,000
Proceeds from maturities of investments securities available for sale	6,478	2,000
Proceeds from maturities of investments securities held to maturity	25	—
Proceeds from sale of FHLB and Federal Reserve Bank Stock	7,737	—
Purchase of investment securities available for sale	(10,995)	(12,710)
Purchase of mortgage-backed securities available for sale	(49,720)	(69,746)
Purchase of mortgage-backed securities held to maturity	(8,107)	(23,393)
Principal payments on mortgage-backed securities available for sale	32,991	67,009
Principal payments on mortgage-backed securities held to maturity	11,811	7,811
Principal payments on investment securities available for sale	1,196	5,002
Decrease in loans, net	(28,050)	(51,462)
Proceeds from sale of premises	3,562	—
Proceeds from sale of real estate owned	—	1,003
Purchases of premises and equipment	(1,647)	(754)
Additional investment in real estate owned	(1)	(53)

Net cash provided by (used in) investing activities	8,794	(65,293)

-Continued on next page-

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Concluded)
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
Cash flows from financing activities:
Increase in deposit accounts	14,267	14,995
Repayments of Federal Home Loan Bank advances	(445,314)	(165,858)
Proceeds from Federal Home Loan Bank advances	439,546	171,126
Cash dividends paid	(1,444)	(1,409)
Common stock repurchased	—	(1,057)
Options exercised, net of taxes	984	709
Decrease in advance payments by borrowers for taxes and insurance	(386)	(33)

Net cash provided by financing activities	7,653	18,473

Decrease in cash and cash equivalents	(4,988)	(31,139)
Cash and cash equivalents at beginning of period	34,045	74,672

Cash and cash equivalents at end of period	$29,057	$43,533

Supplemental disclosure of cash flow information:
Payments during the period for: Interest	$20,062	$20,205

Taxes	$(58)	$3,715

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of June 30, 2004 and 2003 and for the three- and six-month periods ended June 30, 2004 and 2003, are for the Company and its wholly-owned subsidiary, Boston Federal Savings Bank (“BFS” or the “Bank”). The Company also owns 100% of the common stock of BFD Preferred Capital Trust I and BFD Preferred Capital Trust II (collectively, the “Trusts”), each of which have issued trust preferred securities to the public. As of December 31, 2003, the Trusts were no longer included in the Company’s consolidated financial statements. (See FIN No. 46R discussion in Note 4 to the condensed notes to the unaudited consolidated financial statements). The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003. A former subsidiary of the Company, Broadway National Bank, was merged into BFS on December 31, 2003.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. In preparing the consolidated financial statements, the Company was required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the unaudited consolidated balance sheets as of June 30, 2004 and December 31, 2003, and amounts of revenues and expenses in the unaudited consolidated statements of operations for the three and six months ended June 30, 2004 and 2003. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The results of operations for the three- and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     Had the Company determined compensation expense consistent with the fair value approach, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the three- and six-month periods ended June 30:

	Three months ended		Six months ended
	June 30,		June 30,
In thousands, except per share amounts	2004	2003	2004	2003
Net income (loss) as reported	$337	$1,532	$1,141	$(66)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(22)	(24)	(44)	(47)

Pro forma net income (loss)	315	1,508	1,097	(113)

Basic earnings (loss) per share as reported	0.07	0.35	0.25	(0.02)
Diluted earnings (loss) per share as reported	0.07	0.33	0.24	(0.02)
Pro forma basic earnings (loss) per share	0.07	0.34	0.24	(0.03)
Pro forma diluted earnings (loss) per share	0.07	0.33	0.23	(0.03)

     The Company uses the Black-Scholes option pricing model to determine the per share weighted average fair value of stock options granted. There were 5,000 stock options granted during the six months ended June 30, 2004 with an average fair value of approximately $10.00 per share, using approximate expected dividend yield, risk-free interest rate, expected volatility and expected life of 2.00%, 3.50%, 30.00% and six years, respectively. There were no stock options granted during the six months ended June 30, 2003.

NOTE 3: COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At June 30, 2004, the Company had commitments of $122.0 million to originate mortgage loans and $2.9 million to purchase loans from correspondent lenders. Of these $124.9 million commitments, $112.0 million were adjustable rate mortgage loans with interest rates ranging from 4.00% to 7.63% and $12.9 million were fixed rate mortgage loans with interest rates ranging from 4.25% to 8.00%. The Company also had commitments to sell $55.3 million of mortgage loans.

     At June 30, 2004, the Company was servicing first mortgage loans of approximately $929.8 million, which were either partially or wholly-owned by others.

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

     In December 2003, the FASB issued a revised FIN No. 46, FIN No. 46R, which in part specifically addresses limited purpose trusts formed to issue trust preferred securities. The guidance required the Company to deconsolidate its investment in BFD Preferred Capital Trust I and II by March 31, 2004, but the Company chose to early adopt as of December 31, 2003. The result of deconsolidating these Trusts is that the trust preferred securities of the Trusts no longer appear on the consolidated balance sheet of the Company. Due to FIN No. 46R, the junior subordinated debentures of the Company that were previously eliminated in consolidation are included on the consolidated balance sheet with total borrowings. For all other arrangements entered into subsequent to January 31, 2003, the Company adopted FIN No. 46R as of December 31, 2003. The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality being recognized at its fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances can neither be created nor “carried over” in the initial accounting for loans acquired in a transfer. This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company’s financial position or results of operations.

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

Assets acquired:
Cash	$251
Premises and equipment	7,327
Core deposit intangible	5,000
Other assets	47
Total assets acquired	12,625
Liabilities Assumed:
Deposit accounts	321,948
Discount on certificates of deposit	2,500
Accrued expenses and other liabilities	442
Total liabilities assumed (net of assets acquired)	312,265
Cash received from Encore Bank	310,297
Goodwill	1,968

     The changes in the carrying amount of goodwill and other intangible for the six months ended June 30, 2004 are as follows:

		Core Deposit	Total Identifiable
	Goodwill	Intangibles	Intangibles
Balance at December 31, 2003	12,744	4,792	17,536
Amortization expense for the six months ended June 30, 2004	—	624	624
Other adjustments (recovery)	(130)	—	(130)

Balance at June 30, 2004	12,614	4,168	16,782
Estimated future amortization expense:
Remainder of 2004	—	596	596
2005	—	1,042	1,042
2006	—	863	863
2007	—	685	685
2008	—	506	506
2009	—	476	476

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

NOTE 6: AGREEMENT AND PLAN OF MERGER

     On June 21, 2004, the Company announced that it had entered into an Agreement and Plan of Merger to merge into Banknorth Group, Inc. in a transaction valued at approximately $195 million. The transaction is subject to all required regulatory approvals, approval of the shareholders of the Company and other customary conditions. The transaction is expected to be completed in early 2005 with operational integration to follow soon thereafter. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company will merge with and into Banknorth Group, Inc. and BFS will merge with Banknorth, National Association. Shareholders of the Company’s common stock will receive 1.241 shares of Banknorth Group, Inc. common stock, or at the election of a Company shareholder, 1.055 shares of Banknorth Group, Inc. common stock and $6.12 in cash, plus, in each case, cash in lieu of any fractional share interest, for each share of Company common stock held at the merger date. The transaction will be tax-free to the Company’s shareholders with respect to the stock portion.

     The Company and Banknorth Group, Inc. will be filing a joint proxy statement/prospectus and other relevant documents concerning the merger with the United States Securities and Exchange Commission (the “SEC”). The company urges investors to read the joint proxy/prospectus and any relevant documents to be filed with the SEC, because they contain important information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. GENERAL

     The Company, headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for BFS in connection with the conversion of BFS from a mutual to a stock form of ownership. The Company later acquired BNB, a nationally-chartered commercial bank, as its wholly-owned subsidiary, which was merged into BFS on December 31, 2003, (collectively, “BFS”). In December 1999, the Company acquired Diversified Ventures, Inc., d/b/a Forward Financial Company (“Forward Financial”) and Ellsmere Insurance Agency, Inc. (“Ellsmere”). Forward Financial and Ellsmere operate as subsidiaries of BFS. On October 24, 2003, the Company acquired the seven (7) Boston area branch offices of Encore Bank (the “acquisition of branches”). The acquired Lexington office was merged into the Company’s existing Lexington office.

     The Company’s business has been conducted primarily through its wholly-owned subsidiary, BFS. It operates its administrative/bank branch office located in Burlington, Massachusetts and its 15 other bank branch offices located in Arlington, Bedford, Belmont, Billerica, Boston, Chelsea, Lexington, Needham, Newton, Peabody, Revere, Sudbury, Wellesley and two offices in Woburn. These offices are all located in the greater Boston metropolitan area. The former Linden Street, Wellesley office was merged into the Rt. 9 Wellesley office in June 2004. The Bank’s subsidiary, Forward Financial, maintains its headquarters in Westborough, Massachusetts, effective October 1, 2003 (previously located in Northborough, Massachusetts) and operates in approximately 20 states. Through its subsidiary bank, the Company attracts retail deposits from the general public and invests those deposits and other borrowed funds in loans, mortgage-backed securities, U.S. Government and federal agency securities and other securities. The Company originates mortgage loans for its investment portfolio and for sale and generally retains the servicing rights of loans it sells. Additionally, the Company, through Forward Financial, originates chattel mortgage loans on manufactured housing, recreational vehicles and boats and first mortgage loans on manufactured housing and other housing, substantially all of which are sold in the secondary market, servicing released. Loan sales are made from loans held in the Company’s portfolio designated as being held for sale or originated for sale during the period. The Company’s revenues are derived principally from interest on its loans, and to a lesser extent, interest and dividends on its investment and mortgage-backed securities, gains on sale of loans and service fees.

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

Executive Summary

     BostonFed is a $1.7 billion, community-oriented, savings and loan holding company offering a variety of financial services through its principal subsidiary, BFS. Both the Company and the Bank are headquartered in Burlington, Massachusetts and are regulated by the OTS. The Company attracts retail deposits from the general public through its sixteen branch offices in fifteen cities/towns in the Boston metropolitan area. The company originates residential and commercial real estate mortgage loans for portfolio and for sale, business and consumer loans, primarily in its lending area of Eastern Massachusetts. Through Forward Financial, a subsidiary of the Bank, the company also currently originates loans, generally for sale, on manufactured housing, recreational vehicles and boats in 20 states.

     Net income for the quarter ended June 30, 2004 was $337,000, compared to net income of $1.5 million for the quarter ended June 30, 2003. Basic and diluted earnings per share were both $0.07 for the quarter ended June 30, 2004 and $0.35 and $0.33, respectively, for the quarter ended June 30, 2003. For the six months ended June 30, 2004, net income was $1.1 million, or $0.25 basic and $0.24 diluted earnings per share, compared to a net loss of $66,000, resulting in a basic and diluted loss per share of $0.02 for the six months ended June 30, 2003.

     The net interest margin of 2.30% for the quarter ended June 30, 2004 was 15 basis points lower than the 2.45% net interest margin for the second quarter of 2003. This reduction partially offset the benefit of increased earnings from larger average balances of interest-earning assets, net of interest-earning liabilities. For the six months ended June 30, 2004, the net interest margin of 2.36% was also 15 basis points lower than the 2.51% for the six months ended June 30, 2003.

     Generally higher mortgage interest rates caused a decline in mortgage loan originations and consequently led to a $1.0 million decline in gain on sale of loans in the quarter ended June 30, 2004 compared to the second quarter of 2003. Through June 30, 2004, gain on sale of loans was $3.6 million, a $2.3 million reduction from the $5.8 million gain on sale of loans for the comparable six months ended June 30, 2003.

     Loan processing and servicing fees were $1.1 million for the three months ended June 30, 2004, compared to a negative $1.7 million for the three months ended June 30, 2003. On a year-to-date basis, loan processing and servicing fees were $96,000 through June 30, 2004, compared to a negative $2.5 million for the six months ended June 30, 2003. The primary reason for the improvement is due to a net recovery of approximately $500,000 in the value of the Company’s originated mortgage servicing rights (“OMSRs”) during the six months ended June 30, 2004, whereas impairment charges of approximately $3.0 million were incurred in the six months ended June 30, 2003.

     The current quarter was significantly impacted by the absorption of approximately $900,000 in merger related expenses, which are not tax-deductible expenses, whereas the quarter ended June 30, 2003 benefited by $1.8 million for the reversal of a portion of a state tax provision, recorded in the first quarter of 2003, related to real estate investment trust subsidiaries, for the 1999 through 2002 fiscal tax years.

     Non-performing loans increased from $4.7 million at December 31, 2003 to $8.1 million at June 30, 2004, primarily due to a $2.2 million loan secured by an industrial building and a few other smaller balance loans becoming delinquent 90 days or more. The allowance for loan losses as a percent of loans increased from 1.13% at December 31, 2003 to 1.14% at June 30, 2004.

Recent Developments

     On June 21, 2004, the Company announced that it had entered into an Agreement and Plan of Merger to merge into Banknorth Group, Inc. in a transaction valued at approximately $195 million. The transaction is subject to all required regulatory approvals, approval of the shareholders of the Company and other customary conditions. The transaction is expected to be completed in early 2005 with operational integration to follow soon thereafter. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company will merge with and into Banknorth Group, Inc. and BFS will merge with Banknorth, National Association. Shareholders of the Company’s common stock will receive 1.241 shares of Banknorth Group, Inc. common stock, or at the election of a Company shareholder, 1.055 shares of Banknorth Group, Inc. common stock and $6.12 in cash, plus, in each case, cash in lieu of any fractional share interest, for each share of Company common stock held at the merger date. The transaction will be tax-free to the Company’s shareholders with respect to the stock portion.

     The Company and Banknorth Group, Inc. will be filing a joint proxy statement/prospectus and other relevant documents concerning the merger with the SEC. The company urges investors to read the joint proxy/prospectus and any relevant documents to be filed with the SEC, because they contain important information.

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

B. FINANCIAL CONDITION

Assets

     Total assets increased by $3.9 million to a balance of $1.7 billion at June 30, 2004, approximately the same as at December 31, 2003. Investment securities available for sale declined by $40.9 million due in part to the Company’s sale of a portion of its mutual fund investments. Mortgage-backed securities available for sale increased by $14.3 million due to purchases of collateralized mortgage obligations (“CMOs”). Loans held for sale increased by $24.9 million to a balance of $37.7 million as several loan packages were prepared in June but not sold until July of 2004.

     Loans, net of allowance for loan losses, increased by $26.3 million to $1.2 billion at June 30, 2004, compared to December 31, 2003 as loan production earmarked for portfolio exceeded amortization and pre-payments.

     The Company’s loan portfolio was comprised of the following at:

	6/30/04	12/31/03
	In thousands
Mortgage loans:
Residential 1-4 family	$887,722	$827,184
Multi-family	19,123	20,044
Construction and land	77,357	116,427
Commercial real estate	108,015	123,544

Total mortgage loans	1,092,217	1,087,199

Consumer and other loans:
Home equity and improvement	129,616	120,205
Consumer	3,605	4,597
Business	24,976	26,582

Total consumer and other loans	158,197	151,384

Total loans, gross	1,250,414	1,238,583

Allowance for loan losses	(14,613)	(13,874)
Construction loans in process	(19,163)	(33,125)
Net unearned premium on loans purchased	19	25
Fair value adjustment on mortgage banking derivatives	—	(38)
Deferred loan origination costs	7,629	6,448

Loans, net	$1,224,286	$1,198,019

     As noted in the above table, the allowance for loan losses amounted to $14.6 million at June 30, 2004. Management believes the allowance is adequate to absorb probable loan losses. The allowance for loan losses increased from $13.9 million at December 31, 2003 due to the current quarter’s provision, net of charge-offs/recoveries. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management’s estimates are correct and that the existing allowance for loan losses is adequate. However, the Company believes that the allowance for loan losses is at a reasonable level based on its evaluation of information currently available. The Company maintains an allowance for losses that is inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the six months ended June 30, 2004:

In thousands
Balance at December 31, 2003	$13,874
Loss provision	900
Recoveries	100
Charge-offs	(261)

Balance at June 30, 2004	$14,613

     Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors, including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers’ ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company’s allowance based on its judgments about information available to it at the time of its examination. While management uses information currently available to estimate inherent losses on its loans, future additions to the allowance may be necessary based on regulatory directives or future events, including changes in local, regional and national economic conditions, changes in the local, regional and national real estate markets and changes in market interest rates. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is affected by such changes.

     As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its management Asset Classification Committee (the “Committee”). The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off or impairment is required is “sub-standard.” At June 30, 2004, the Company classified $22.8 million of loans as sub-standard compared to $21.2 million at December 31, 2003. Non-performing assets at June 30, 2004 totaled $10.8 million or 0.64% of total assets, compared to $6.5 million, or 0.38% of total assets, at December 31, 2003. The increase was primarily due to a $2.2 million loan secured by an industrial building becoming delinquent 90 days or more during the second quarter and a $1.0 million increase in real estate owned (“REO”). The Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of the historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Management believes that the allowance for loan losses at June 30, 2004 was sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company’s $14.6 million allowance for loan losses at June 30, 2004 represented 180% of non-performing loans or 1.14% of total loans, compared to $13.9 million at December 31, 2003, or 296% of non-performing loans and 1.13% of total loans. Management believes these coverage ratios are at prudent levels considering the levels of non-performing loans and classified loans.

     Non-performing loans were $8.1 million and $4.7 million at June 30, 2004 and December 31, 2003, respectively. The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms was $336,000 and $387,000 for the six-month periods ended June 30, 2004 and 2003, respectively. The amount of interest income that was recorded on these loans was $41,000 and $105,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

     At June 30, 2004, there were three loans with a net balance of $3.6 million, characterized as impaired. During the six months ended June 30, 2004, the average recorded value of impaired loans was $3.7 million; there was $21,000 of interest income that was recognized and $174,000 of interest income that would have been recognized under the loans’ original terms. At June 30, 2003, there were seven loans with a net balance of $10.8 million, characterized as impaired. During the six months ended June 30, 2003, the average recorded value of impaired loans was $7.7 million; there was $57,000 of interest income that was recognized and $246,000 of interest income that would have been recognized under the loans’ original terms.

     At June 30, 2004, the Company had a commercial real estate building and land in REO with a carrying amount of $2.7 million. At December 31, 2003, the Company had one of these two properties in REO, with a balance of $1.8 million. The current two REO properties are located in Woburn and Bolton, Massachusetts. The Company is currently marketing both properties for sale.

     Stock in the Federal Home Loan Bank and Federal Reserve Bank declined by $7.7 million as the Company redeemed its excess capital under the FHLB’s new capital requirements and redeemed its Federal Reserve Bank stock applicable to the former Broadway National Bank.

     Premises and equipment, net, declined by $3.2 million in the first quarter of 2004 as the Company sold one of the buildings acquired as part of the acquisition of the Encore Bank branches.

Liabilities

     Deposit accounts were $1.2 billion at June 30, 2004, an increase of $14.3 million from the essentially same $1.2 billion at December 31, 2003. A portion of this increase was due to wholesale-brokered certificates of deposit, which are included in deposit accounts, increasing to $124.3 million at June 30, 2004 from the $117.8 million at December 31, 2003.

     The following is a summary of deposit balances by type at:

	06/30/04	12/31/03
	In thousands
NOW accounts	$214,227	$211,469
Regular and statement savings	222,038	227,491
Money market	126,110	138,986
Demand deposits and official checks	105,985	91,695

Total non-certificate accounts	668,360	669,641

Certificate accounts:
3 to 12 months	77,200	57,271
1 to 3 years	317,788	320,818
Greater than 3 years	87,407	91,702
IRA/KEOGH	54,267	51,323

Total certificate accounts	536,662	521,114

Total deposit balances	$1,205,022	$1,190,755

Expected maturity of certificate accounts:
Within one year	$284,017	$255,666
One to two years	179,368	174,903
Two to three years	44,343	47,358
Over three years	28,934	43,187

Total certificate accounts	$536,662	$521,114

     FHLB advances and other borrowings declined $5.8 million, to a balance of $392.9 million at June 30, 2004, from $398.7 million at December 31, 2003.

C. COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

GENERAL

     During the quarter ended June 30, 2004, the Company earned $337,000, or $0.07 basic and diluted earnings per share, compared to net income of $1.5 million or $0.35 basic and $0.33 diluted earnings per share for the second quarter of 2003. The current quarter’s earnings were positively impacted by a $1.4 million recovery of an OMSR valuation allowance, but was negatively impacted by a $1.0 million decline in gain on sale of loans and approximately $900,000 in merger related charges, which are not tax deductible. The prior year comparable quarter was negatively impacted by an incremental loan loss provision of $1.6 million and $615,000 of OMSR impairment due to rapid prepayments of serviced loans, but positively impacted by a $1.8 million recovery in state tax provision resulting from the REIT settlement with the Massachusetts Department of Revenue (“Mass. DOR”). Earnings for the six months ended June 30, 2004 benefited from improved net interest income and improved loan processing and servicing fees, offset by lower gain on sale of loans and merger related expenses. The six months ended June 30, 2003 were negatively impacted by the incremental loan loss provision, OMSR impairment of $3.0 million, which drove loan processing and servicing income to a negative $2.5 million, and additional state taxes and interest relating to the disputed deduction for dividends received from the REIT subsidiaries and positively impacted by higher than normal gain on sale of loans.

     For the six months ended June 30, 2004 and 2003, the annualized return (loss) on average stockholders’ equity was 2.35% and (0.14%), respectively. Comments regarding the components of net income are detailed in the following paragraphs.

Average Balances, Yields and Costs

     The following table sets forth certain information relating to the Company for the three and six months ended June 30, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. The average balance data is derived from daily balances. The yields and costs include fees, premiums and discounts, which are considered adjustments to yields.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yield/Costs

	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
For the quarter ended June 30:
Assets:
Interest-earning assets:
Investment securities (1)	$105,265	$672	2.55%	$157,207	$1,100	2.80%
Loans, net and loans held for sale (2)	1,214,460	15,359	5.06%	1,093,786	15,855	5.80%
Mortgage-backed securities (3)	244,430	2,516	4.12%	150,300	1,597	4.25%

Total interest-earning assets	1,564,155	18,547	4.74%	1,401,293	18,552	5.30%

Non interest-earning assets	106,585			103,581

Total assets	1,670,740			1,504,874

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	127,608	501	1.57%	64,798	198	1.22%
Savings accounts	219,493	483	0.88%	214,287	592	1.11%
NOW accounts	205,021	282	0.55%	148,223	61	0.16%
Certificate accounts	529,436	3,882	2.93%	415,188	3,960	3.82%

Total	1,081,558	5,148	1.90%	842,496	4,811	2.28%
Borrowed funds (4)	388,247	4,419	4.55%	456,757	5,144	4.50%

Total interest-bearing liabilities	1,469,805	9,567	2.60%	1,299,253	9,955	3.06%

Non interest-bearing liabilities	104,230			112,885

Total liabilities	1,574,035			1,412,138

Stockholders’ equity	96,705			92,736

Total liabilities and stockholders’ equity	$1,670,740			$1,504,874

Net interest rate spread (5)		$8,980	2.14%		$8,597	2.24%

Net interest margin (6)			2.30%			2.45%

Ratio of interest-earning assets to interest-bearing liabilities	106.42%			107.85%

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

(4) Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 4.54% and 3.95% for the three months ended June 30, 2004 and June 30, 2003, respectively.

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
			(Dollars in thousands)
For the six months ended June 30:
Assets:
Interest-earning assets:
Investment securities (1)	$117,649	$1,411	2.40%	$160,377	$2,238	2.79%
Loans, net and loans held for sale (2)	1,204,030	31,155	5.18%	1,088,874	32,434	5.96%
Mortgage-backed securities (3)	237,884	4,988	4.19%	138,713	3,134	4.52%

Total interest-earning assets	1,559,563	37,554	4.82%	1,387,964	37,806	5.45%

Non interest-earning assets	108,268			106,460

Total assets	1,667,831			1,494,424

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	129,719	1,011	1.56%	63,787	384	1.20%
Savings accounts	222,170	988	0.89%	215,279	1,208	1.12%
NOW accounts	203,816	591	0.58%	145,762	156	0.21%
Certificate accounts	525,989	7,742	2.94%	418,096	8,142	3.89%

Total	1,081,694	10,332	1.91%	842,924	9,890	2.35%
Borrowed funds (4)	391,480	8,840	4.52%	447,739	10,467	4.68%

Total interest-bearing liabilities	1,473,174	19,172	2.60%	1,290,663	20,357	3.15%

Non interest-bearing liabilities	97,634			110,037

Total liabilities	1,570,808			1,400,700

Stockholders’ equity	97,023			93,724

Total liabilities and stockholders’ equity	$1,667,831			$1,494,424

Net interest rate spread (5)		$18,382	2.22%		$17,449	2.30%

Net interest margin (6)			2.36%			2.51%

Ratio of interest-earning assets to interest-bearing liabilities	105.86%			107.54%

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

(4) Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 4.51% and 4.15% for the six months ended June 30, 2004 and June 30, 2003, respectively.

(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest earning assets.

Interest Income

     Total interest income of $18.5 million on interest-earning assets for the quarter ended June 30, 2004 was essentially the same,

compared to the quarter ended June 30, 2003. Although the average yield on interest earning assets declined by 56 basis points, net interest income declined only $5,000 due to the earnings on the $162.9 million increase in average interest-earning assets. The average yield on interest-earning assets declined to 4.74% for the three months ended June 30, 2004 from 5.30% for the three months ended June 30, 2003. For the six months ended June 30, 2004, total interest income declined by $252,000, or less than one percent, to $37.6 million, compared to the $37.8 million interest income earned during the six months ended June 30, 2003. As in the current quarter, the year-to-date interest income declined due to a 63 basis point decline in the average yield on interest earning assets, partially offset by the interest earned on higher average balances. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indices resulting from the Federal Reserve induced decline in market interest rates during the past few years. Additionally, the proceeds received from the record levels of loan prepayments and matured investment securities have been re-invested at much lower interest rates than had been earned, despite recent increases in some market interest rates.

     Interest income on loans, net, for the quarter ended June 30, 2004 declined by $496,000, or 3.1%, to $15.4 million compared to $15.9 million for the comparable quarter in 2003. The decrease in interest income from loans, net, for the current three-month period was due to the 74 basis point decline in the average yield, partially offset by the $120.7 million increase in the average balance of loans, net. The average yield on loans, net, for the three months ended June 30, 2004 was 5.06%, compared to an average yield of 5.80% for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest income on loans, net, was $31.2 million, $1.3 million lower that the prior year comparable period. The yield on loans, net, declined by 78 basis points in the current six-month period. Many adjustable-rate loans continue to be originated at relatively low interest rates and the major repricing indices remain at near historic lows. The Company has continued investing in interest sensitive loans such as equity lines, commercial and construction, business and other short-term indexed loans and selling most of its fixed-rate longer term loans into the secondary market in order to better protect against the possibility of rising interest rates.

     Interest on mortgage-backed securities for the quarter ended June 30, 2004 was $2.5 million, compared to $1.6 million for the quarter ended June 30, 2003. The increase in interest on mortgage-backed securities was due to a $94.1 million increase in the average balance, partially offset by the effects of a 13 basis point decline in the average yield. The average yield declined from 4.25% for the three months ended June 30, 2003, to 4.12% for the current three-month period. For the six months ended June 30, 2004, interest income on mortgage-backed securities increased to $5.0 million, from $3.1 million for the six months ended June 30, 2003 due to the $99.2 million increase in the average balance of mortgage-backed securities. The average yield on mortgage-backed securities declined from 4.52% for the six months ended June 30, 2003, to 4.19% for the six months ended June 30, 2004. The reduction in yield is a reflection of the low interest rate environment, which results in the reinvestment of amortization and prepayments into lower yielding similar investments.

     Income from investment securities was $672,000 for the three months ended June 30, 2004, compared to $1.1 million for the prior year quarter. The decline in income from investment securities was due to the combined effects of lower average balance of investment securities in the current year quarter and a reduction in the average yield. The average balance of investment securities declined to $105.3 million for the three months ended June 30, 2004, from an average balance of $157.2 million for the prior year quarter. The average yield declined from 2.80% for the three months ended June 30, 2003, to 2.55% for the three months ended June 30, 2004. For the six months ended June 30, 2004, interest income from investment securities was $1.4 million, compared to $2.2 million for the six months ended June 30, 2003. The lower income in the current year-to-date period is also due to the combined effects of lower average balances and lower yields. The average investment securities balance for the six months ended June 30, 2004 was $117.6 million, compared to an average investment securities balance of $160.4 million for the prior year-to-date. The average yield declined by 39 basis points, to an average yield of 2.40% for the six months ended June 30, 2004 from an average yield of 2.79% in the prior year-to-date. The reduction in yield on investment securities is also reflective of the declines in market interest rates, including the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits. Because the Company’s investment securities are generally of a shorter-term nature, the decline in market interest rates has had a significant impact on the overall yield of investment securities.

     Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended June 30, 2004 declined by $388,000, or 3.9%, to $9.6 million compared to $10.0 million for the quarter ended June 30, 2003. The decrease in interest expense for the current quarter of 2004 was due to a 46 basis point reduction in the average cost of interest bearing liabilities, which was partially offset by the interest expense applicable to a $170.6 million increase in the average balance of interest-bearing liabilities, which averaged $1.5 billion during the second quarter of 2004, compared to an average balance of $1.3 billion during the quarter ended June 30, 2003. The average cost of interest-bearing liabilities declined to 2.60% during the quarter ended June 30, 2004, compared to 3.06% for last year’s second quarter. Total interest expense on interest-bearing liabilities during the six months ended June 30, 2004 declined to $19.2 million from $20.4 million for the six months ended June 30, 2003. The lower interest expense was due to a 55 basis point decline in the average cost of interest-bearing liabilities in the current year-to-date period, partially offset by a $182.5 million increase in the average balance of interest-bearing liabilities in the current year-to-date. The Company’s cost of interest-bearing liabilities has declined more slowly than yields on interest earning assets as competitive market conditions, the already low interest rates being paid on deposits and longer term FHLB advances have precluded more rapid declines in the interest paid on these interest-bearing liabilities.

     Interest expense on deposit accounts was $5.1 million for the quarter ended June 30, 2004, an increase of $337,000 from the $4.8 million for the quarter ended June 30, 2003. Interest expense on deposit accounts increased, despite a 38 basis point decrease in the average cost of deposits due to an increase of $239.1 million in the average deposit balance. For the three months ended June 30, 2004, the average cost of deposits was 1.90%, compared to 2.28% for the three months ended June 30, 2003. Average balances of deposit accounts were $1.1 billion for the second quarter of 2004, compared to an average balance of $842.5 million for the quarter ended June 30, 2003. Interest expense on deposit accounts increased to $10.3 million in the six months ended June 30, 2004, compared to $9.9 million for the six months ended June 30, 2003, despite a reduction of 44 basis points in the average cost of deposits in the six months ended June 30, 2004. The effect of the lower cost of funds was more than offset by the increase in the average deposit balance, which increased by $238.8 million in the six months ended June 30, 2004. The primary reason for the increased average balance in savings deposits was due to the acquisition of the former Encore Bank branches in October of 2003.

     Interest expense on borrowed funds was $4.4 million for the three months ended June 30, 2004, compared to $5.1 million for the three months ended June 30, 2003. The $725,000 decline in interest expense on borrowed funds was due to lower average balances of borrowed funds in the second quarter of 2004, compared to the second quarter of 2003, slightly offset by higher average cost. Borrowed funds declined to an average balance of $388.2 million during the quarter ended June 30, 2004, from an average of $456.8 million for the comparable quarter of 2003. The average cost of borrowed funds increased to 4.55% for the three months ended June 30, 2004, a five basis point increase, compared to the 4.50% cost of borrowed funds for the three months ended June 30, 2003. For the six months ended June 30, 2004, interest on borrowed funds declined to $8.8 million, compared to $10.5 million for the six months ended June 30, 2003. The lower interest expense was due to the combined effects of lower average balances, which declined by $56.3 million and lower average cost, which declined to 4.52% in the current year-to-date period, compared to 4.68% for the six months ended June 30, 2003. The cost of borrowed money has not declined at the same rate as overall market rate declines, due to the Company’s use of generally longer-term advances and the overall decline in the advances total, which precludes the addition of new advances at lower market rates.

Net Interest Income

     Net interest income for the three months ended June 30, 2004 was $9.0 million, compared to $8.6 million for the second quarter of 2003. For the six months ended June 30, 2004, net interest was 18.4 million, compared to $17.4 million for the six months ended June 30, 2003. Net interest income increased, despite a decline in the net interest margin, due to higher levels of interest earning assets. The lowest interest rates in decades have precipitated high levels of loan prepayments, which combined with reinvestment in lower yielding loans and investment securities, as well as diminishing opportunities to continue lowering core deposit interest rates, have caused a decrease in the net interest margin. The net interest margin declined to 2.30% for the quarter ended June 30, 2004 from 2.45% in the second quarter of 2003. For the six months ended June 30, 2004, the net interest margin declined to 2.36%, compared to 2.51% for the six months ended June 30, 2003. Increases in non-performing assets have also placed pressure on the net interest margin.

Provision for Loan Losses

     The provision for loan losses was $450,000 for the three months ended June 30, 2004 and $2.0 million for the three months ended June 30, 2003. The loan loss provision for the prior year was higher than normal due to a $1.6 million charge-off necessitating the replenishment of the allowance for loan losses at June 30, 2003. For the six months ended June 30, 2004 and 2003, the provision for loan losses was $900,000 and $2.5 million, respectively. The coverage ratio of allowance for loan losses as a percent of loans increased from 1.13% at December 31, 2003, to 1.14% at June 30, 2004. The current provision was necessary, primarily due to an increase in non-performing loans. Non-performing loans increased from $4.7 million at December 31, 2003 to $8.1 million at June 30, 2004, primarily due to a $2.2 million loan secured by an industrial building and a few smaller loans becoming delinquent more than 90 days. The allowance for loan losses was $14.6 million at June 30, 2004, compared to $13.9 million at December 31, 2003. These amounts represent 180% and 296%, of non-performing loans at June 30, 2004 and December 31, 2003, respectively.

Non-Interest Income

     Total non-interest income increased to $4.1 million for the quarter ended June 30, 2004, compared to $2.6 million for the quarter ended June 30, 2003, due primarily to higher loan processing and servicing fees, partially offset by a decline in gain on sale of loans. Loan processing and servicing fees were $1.1 million due to the recapture of the $1.4 million valuation allowance on OMSRs, whereas the second quarter of 2003 experienced rapid serviced loan prepayments and an increase in the valuation allowance for OMSRs resulting in a $1.7 million negative loan processing and servicing fees. For the six months ended June 30, 2004, loan processing and servicing fees were $96,000, compared to a negative $2.5 million for the six months ended June 30, 2003. With the most recent adjustment, the OMSR balance is $7.3 million, with no valuation allowance, and represents approximately 78 basis points of the $929.8 million of loans serviced for others.

     Gain on sale of loans was $1.7 million in the current quarter, compared to $2.7 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, gain on sale of loans was $3.6 million, compared to $5.8 million for the six months ended June 30, 2003. The primary reason for the current quarter and year-to-date decline was due to lower levels of loan origination caused by generally increasing mortgage interest rates during the first half of 2004. Total mortgage loan originations were $461.4 million during the six months ended June 30, 2004, compared to $671.8 million for the six months ended June 30, 2003. Generally, the Company sells approximately one-half of its loan production. Included in the above gain on sale of loans were gains on sale of loans by the Bank’s subsidiary, Forward Financial Company, which amounted to $1.5 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.

     Loss on sale of investments during the quarter ended June 30, 2004 was $164,000, as the Company liquidated a portion of its mutual fund holding, which declined in value due to recent interest rate increases. For the six months ended June 30, 2004, gain on sale of investments was $332,000, which includes the aforementioned loss, offset by gains on the sale of equity securities sold during the first quarter of 2004.

Non-Interest Expense

     Total non-interest expense was $11.5 million for the quarter ended June 30, 2004, compared to $9.7 million for the prior year quarter. The second quarter of 2004 includes $312,000 in amortization of core deposit intangibles (“CDI”) related to the acquisition and assumption of Encore Bank’s Boston area branches. Advertising expense increased to $581,000 in the second quarter of 2004, from $360,000 in the prior year comparable quarter, due to a more focused branding program implemented for the Company’s Bank and expanded advertising for the newly acquired branches from Encore Bank. Other non-interest expense was $2.5 million for the quarter ended June 30, 2004, compared to $1.8 million for the prior year comparable quarter. The increase in the quarter ended June 30, 2004 is due to expenses of approximately $900,000 incurred as a result of costs associated with the merger with Banknorth, Group, Inc. For the six months ended June 30, 2004, total non-interest expenses were $22.2 million, compared to $19.6 million as, in addition to the above mentioned increased expenses, compensation and benefits, occupancy and equipment and data processing expenses were also higher for the six months ended June 30, 2004 in part due to expenses associated with the addition of the former Encore Bank branches.

     Income tax expense for the quarter ended June 30, 2004 was $741,000, for an effective tax rate of 68.7%, which is higher than the expected effective tax rate of approximately 41%, primarily due to the approximately $900,000 non-deductible merger related expenditures, partially offset by the non-taxable nature of income from bank-owned life insurance (“BOLI”). In the prior year, BOLI income was essentially offset by non-deductible employee stock ownership plan (“ESOP”) expenses. ESOP expenses are no longer being incurred as the ESOP was fully allocated at December 31, 2003. Income tax benefit for the quarter ended June 30, 2003 was

$2.0 million, due primarily to the reversal of a portion of the REIT accrual recorded during the first quarter of 2003 as the Company settled the dispute with the Mass. DOR. For the six months ended June 30, 2004, income tax expense was $1.1 million for an effective tax rate of 49.2%, similarly impacted at the three months ended June 30, 2004. For the six months ended June 30, 2003, income tax expense was $2.0 million, the majority of which includes the charge for the additional REIT taxes applicable to prior years, net of the settlement with the Mass. DOR. The remaining tax of approximately $765,000 results in an effective tax rate of approximately 40.3%.

D. LIQUIDITY AND CAPITAL RESOURCES

     The primary source of cash flow for the Company is dividend payments from BFS, interest income, sales and maturities of investment securities and, to a lesser extent, earnings on deposits held by the Company. Dividend payments have been used to fund stock repurchase programs, pay dividends to stockholders, interest on trust-preferred securities and other operating expenses of the Company. The ability of BFS to pay dividends and other capital distributions to the Company is generally limited by OTS regulations. Additionally, the OTS may prohibit the payment of dividends that are otherwise permissible by regulation for safety and soundness reasons. As of June 30, 2004, BFS had $6.7 million of dividends that could be paid to the Company without regulatory approval. Any dividend by BFS beyond its current year net income combined with retained net income of the preceding two years would require OTS notification or approval.

     To the extent BFS were to apply for a dividend distribution to the Company in excess of the regulatory permitted dividend amounts, no assurances can be made such application would be approved by the regulatory authorities. Additionally, the Company had $2.0 million of securities available for sale and $6.1 million cash or cash equivalents at June 30, 2004.

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

     Liquid assets consisted of the following for the periods indicated:

	06/30/04	12/31/03
	(In Thousands)
Cash and cash equivalents	$29,057	$34,045
Investment securities available for sale	61,724	102,647
Mortgage-backed securities available for sale	98,010	83,752
Loans held for sale	37,656	12,751

Total liquid assets	$226,447	$233,195

     These amounts represent 13.3% and 13.8% of the Company’s total assets at June 30, 2004 and December 31, 2003, respectively.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances and wholesale-brokered deposits. At June 30, 2004, the Bank had $359.9 million in advances outstanding from the FHLB and had, with existing collateral, an additional $387.5 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied one- to four-family loans, multi-family and commercial loans. The Bank generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and wholesale-brokered deposits to supplement cash flow needs.

     At June 30, 2004, the Bank had commitments to originate loans and unused outstanding lines of credit totaling $312.9 million. Certificate accounts, which are scheduled to mature in less than one year from June 30, 2004, totaled $284.0 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments and certificate of deposit withdrawals as they may occur.

     At June 30, 2004, the consolidated stockholders’ equity to total assets ratio was 5.5%. As of June 30, 2004, the Bank exceeded all of its regulatory capital requirements. The Bank’s tier 1 (core) capital, total risk-based capital, tier 1 risk-based and tangible equity capital ratios were 6.0%, 10.8%, 9.6% and 6.0%, respectively.

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

     At June 30, 2004, the Company’s one-year gap was a negative 1.3% of total assets, compared to a positive 2.7% of total assets at December 31, 2003.

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

Item 4. CONTROLS AND PROCEDURES

     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position, the annual results of operations or liquidity of the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(A)	The Company held its Annual Meeting of Stockholders on April 28, 2004. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to proxy materials dated March 29, 2004. Of the 4,513,896 shares eligible to vote at the Annual Meeting, 4,096,973 were represented in person or by proxy.

(B)	There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

(1)	Election of Directors to a three-year term ending in 2007

Nominee	Total Votes For	Total Votes Withheld
Richard J. Caturano	4,071,718	25,255
David F. Holland	3,973,895	123,078
Joanna T. Lau	4,071,477	25,496

(2)	Continuing Directors

Year Term Expires
David P. Conley	2005
Richard J. Fahey	2005
Kija Kim	2005
Patricia M. Flynn, Ph.D.	2006
W. Russell Scott, Jr.	2006
Catherine Friend White	2006

(C)	Other matters submitted to a vote of the Stockholders of the corporation:

Ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004:

Votes For	Votes Against	Abstentions
4,054,801	39,822	3,050

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.0	Agreement and Plan of Merger by and among Banknorth Group, Inc. and BostonFed Bancorp, Inc. dated June 20, 2004*

3.1	Restated Certificate of Incorporation**

3.2	Amended and Restated Bylaws as of February 23, 2000***

4.0	Stock Certificate of BostonFed Bancorp, Inc.**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

* Incorporated herein by reference into this document from Exhibit 2.1 to the Form 8-K filed with the Commission on June 22, 2004 (File No. 001-13936).

** Incorporated herein by reference into this document from Exhibits 3.1 and 4.0 to the Form S-1, Registration Statement, and any amendments thereto, filed with the Commission on July 21, 1995, as amended (Registration No. 333-94860).

*** Incorporated herein by reference into this document from Exhibit 3.2 to the Annual Report on Form 10-K filed with the Commission on March 30, 2000 (File No. 001-13936).

(b) Reports on Form 8-K filed with the Securities and Exchange Commission

     On April 27, 2004, the Company furnished a Form 8-K to file a press release, dated April 26, 2004, announcing its financial results for the quarter ended March 31, 2004, which included its dividend announcement.

     On April 27, 2004, the Company furnished a Form 8-K providing its “March 31, 2004 Investor Presentation” and announcing that the presentation was available on its website.

     On June 22, 2004, the Company furnished a Form 8-K to file a press release, dated June 21, 2004, announcing that BostonFed Bancorp, Inc. and Banknorth Group, Inc. signed an Agreement and Plan of Merger dated June 20, 2004.

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

BOSTONFED BANCORP, INC. (Registrant)
Date: August 5, 2004	By:	/s/ David F. Holland
David F. Holland
President and Chief Executive Officer

Date: August 5, 2004	By:	/s/ John A. Simas
John A. Simas
Executive Vice President, Chief Financial Officer and Corporate Secretary