Form 10-Q
period 2004-09-30
BOSTONFED BANCORP INC
filed 2004-11-08
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 1-13936

BOSTONFED BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1940834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17 New England Executive Park, Burlington, Massachusetts	01803

(Address of principal executive offices)	(Zip Code)

(781)-273-0300

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the regist000nt (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes [X]    No [  ]

     The Registrant had 4,739,672 shares of common stock, par value $.01 per share, outstanding as of October 31, 2004.

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

Part I. Financial Information

Item 1. Consolidated Financial Statements

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and cash equivalents	$28,988	$34,045
Investment securities available for sale (amortized cost of $55,835 at Sept. 30, 2004 and $101,499 at December 31, 2003)	55,782	102,647
Investment securities held to maturity (fair value of $2,131 at Sept. 30, 2004 and $2,137 at December 31, 2003)	2,001	2,025
Mortgage-backed securities available for sale (amortized cost of $93,398 at Sept. 30, 2004 and $84,264 at December 31, 2003)	92,492	83,752
Mortgage-backed securities held to maturity (fair value of $133,239 at Sept. 30, 2004 and $145,029 at December 31, 2003)	134,346	145,674
Loans held for sale	26,286	12,751
Loans, net of allowance for loan losses of $14,898 at Sept. 30, 2004 and $13,874 at December 31, 2003	1,238,012	1,198,019
Accrued interest receivable	6,036	6,129
Stock in FHLB of Boston and Federal Reserve Bank of Boston	22,449	28,483
Bank-owned life insurance	26,407	25,549
Premises and equipment, net	17,485	19,539
Goodwill/core deposit intangible	16,470	17,536
Real estate owned	1,282	1,782
Other assets	15,213	17,047

Total assets	$1,683,249	$1,694,978

Liabilities and Stockholders’ Equity
Liabilities:
Deposit accounts	$1,146,355	$1,190,755
Federal Home Loan Bank advances and other borrowings	428,421	398,653
Advance payments by borrowers for taxes and insurance	3,114	2,819
Other liabilities	6,692	8,102

Total liabilities	1,584,582	1,600,329

Commitments and contingencies Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 17,000,000 shares authorized; 6,589,617 shares issued (4,739,672 and 4,491,796 shares outstanding at Sept. 30, 2004 and December 31, 2003, respectively)	66	66
Additional paid-in capital	70,891	70,141
Retained earnings	64,127	64,684
Accumulated other comprehensive income	(585)	395
Less: Treasury stock, at cost (1,849,945 shares and 2,097,821 shares at Sept. 30, 2004 and December 31, 2003, respectively)	(35,832)	(40,637)

Total stockholders’ equity	98,667	94,649

Total liabilities and stockholders’ equity	$1,683,249	$1,694,978

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Interest income:
Loans	$16,229	$15,995	$47,384	$48,429
Mortgage-backed securities	2,552	1,362	7,540	4,496
Investment securities	597	997	2,008	3,235

Total interest income	19,378	18,354	56,932	56,160

Interest expense:
Deposit accounts	5,161	4,465	15,493	14,355
Borrowed funds	4,512	5,125	13,352	15,592

Total interest expense	9,673	9,590	28,845	29,947

Net interest income	9,705	8,764	28,087	26,213
Provision for loan losses	450	450	1,350	2,900

Net interest income after provision for loan losses	9,255	8,314	26,737	23,313
Non-interest income:
Deposit service fees	793	972	2,384	2,728
Loan processing and servicing fees	(107)	(341)	(11)	(2,869)
Gain on sale of loans	1,612	2,958	5,164	8,779
Income from bank-owned life insurance	283	304	858	931
Gain on sale of investments	415	0	747	7
Other	351	440	1,177	1,243

Total non-interest income	3,347	4,333	10,319	10,819

Non-interest expense:
Compensation and benefits	6,343	6,106	18,671	17,935
Occupancy and equipment	1,287	1,228	3,849	3,684
Data processing	505	615	1,601	1,520
Advertising expense	386	481	1,328	1,140
Stationary, printing and office supplies	171	263	605	644
Federal deposit insurance premiums	44	40	141	128
Amortization of core deposit intangibles	312	0	936	0
Other	2,465	1,419	6,589	4,687

Total non-interest expense	11,513	10,152	33,720	29,738

Income before income taxes	1,089	2,495	3,336	4,394
Income tax expense	615	1,055	1,721	3,020

Net income	$474	$1,440	$1,615	$1,374

Basic earnings per share	$0.10	$0.32	$0.35	$0.31
Diluted earnings per share	$0.10	$0.31	$0.35	$0.30
Basic weighted average shares outstanding.	4,619,157	4,437,073	4,552,907	4,409,349
Common stock equivalents due to dilutive effect of stock options	124,992	239,571	116,729	213,509
Diluted total weighted average shares outstanding	4,744,149	4,676,644	4,669,636	4,622,858

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2004
(In thousands, except share data)
(Unaudited)

					Accumulated
		Additional			other	Total
	Common	paid-in	Retained	Treasury	comprehensive	stockholders'
	Stock	capital	earnings	stock	income (loss)	equity
Balance at December 31, 2003	$66	$70,141	$64,684	$(40,637)	$395	$94,649
Net income	—	—	1,615	—	—	1,615
Change in net unrealized loss on investments available for sale (net of tax benefit of $585)	—	—	—	—	(980)	(980)

Total comprehensive loss	—	—	—	—	—	635
Cash dividends declared and paid ($0.16 per share)	—	—	(2,172)	—	—	(2,172)
Stock options exercised, net of taxes	—	728	—	4,805	—	5,533
Fair value of shares charged to expense for compensation plans	—	22	—	—	—	22

Balance at September 30, 2004	$66	$70,891	$64,127	$(35,832)	$(585)	$98,667

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Net cash flows from operating activities:
Net Income	$1,615	$1,374
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	3,089	2,192
Earned SIP shares	—	14
Appreciation in fair value of shares charged to expense for compensation plans	22	702
Income from bank-owned life insurance	(858)	(931)
Provision for loan losses	1,350	2,900
Provision for valuation for real estate owned	6	—
Loans originated for sale	(330,292)	(572,759)
Proceeds from sale of loans	321,921	597,918
Gain on sale of loans	(5,164)	(8,779)
Gain on sale of investment securities	(747)	(7)
Loss on sale of real estate owned	—	65
Decrease in accrued interest receivable	93	403
Decrease in prepaid expenses and other assets, net	2,449	837
Decrease in accrued expenses and other liabilities, net	(1,410)	(1,160)

Net cash (used in) provided by operating activities	(7,926)	22,769

Cash flows from investing activities:
Proceeds from sale of investment securities available for sale	44,842	10,000
Proceeds from maturities of investment securities held to maturity	25	—
Proceeds from maturities of investment securities available for sale	10,788	5,000
Proceeds from sale of FHLB and Federal Reserve Bank Stock	7,737	—
Purchase of investment securities available for sale	(10,995)	(12,710)
Purchase of mortgage-backed securities available for sale	(49,720)	(81,977)
Purchase of mortgage-backed securities held to maturity	(8,107)	(65,730)
Purchase of FHLB Stock	(1,703)	(2,933)
Principal payments on mortgage-backed securities available for sale	39,995	117,093
Principal payments on mortgage-backed securities held to maturity	19,371	12,706
Principal payments on investment securities available for sale	1,639	2,609
Increase in loans, net	(42,226)	(125,062)
Proceeds from sale of premises	3,562	—
Purchases of premises and equipment	(2,740)	(1,483)
Proceeds from sale of real estate owned	1,387	1,375
Additional investment in real estate owned	(10)	(123)

Net cash provided by (used in) investing activities	13,845	(141,235)

-Continued on next page-

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Concluded)
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Cash flows from financing activities:
(Decrease) increase in deposit accounts	(44,400)	450
Repayments of Federal Home Loan Bank advances	(727,347)	(471,875)
Proceeds from Federal Home Loan Bank advances	757,115	581,209
Cash dividends paid	(2,172)	(2,120)
Common stock repurchased	—	(1,057)
Options exercised, net of taxes	5,533	1,392
Decrease in advance payments by borrowers for taxes and insurance	295	525

Net cash (used in) provided by financing activities	(10,976)	108,524

Decrease in cash and cash equivalents	(5,057)	(9,942)
Cash and cash equivalents at beginning of period	34,045	74,672

Cash and cash equivalents at end of period	$28,988	$64,730

Supplemental disclosure of cash flow information:
Payments during the period for:
Interest	$29,865	$30,455

Taxes	$(29)	$3,494

See accompanying condensed notes to unaudited consolidated financial statements.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: BASIS OF PRESENTATION

     The unaudited consolidated financial statements as of September 30, 2004 and 2003 and for the three- and nine-month periods ended September 30, 2004 and 2003, are for the Company and its wholly-owned subsidiary, Boston Federal Savings Bank (“BFS” or the “Bank”). A former subsidiary of the Company, Broadway National Bank, was merged into BFS on December 31, 2003. The Company also owns 100% of the common stock of BFD Preferred Capital Trust I and BFD Preferred Capital Trust II (collectively, the “Trusts”), each of which has issued trust preferred securities to the public. As of December 31, 2003, the Trusts were no longer included in the Company’s consolidated financial statements. (See FIN No. 46R discussion in Note 4 to the condensed notes to the unaudited consolidated financial statements). The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2003.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring accruals necessary for a fair presentation, have been included. In preparing the consolidated financial statements, the Company was required to make estimates and assumptions that affect the reported amounts of assets and liabilities for the unaudited consolidated balance sheets as of September 30, 2004 and December 31, 2003, and amounts of revenues and expenses in the unaudited consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. The results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

     Had the Company determined compensation expense consistent with the fair value approach, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the three- and nine-month periods ended September 30th.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	In thousands, except per share amounts
Net income (loss) as reported	$474	$1,440	$1,615	$1,374
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(22)	(24)	(66)	(71)

Pro forma net income (loss)	452	1,416	1,549	1,303

Basic earnings (loss) per share as reported	0.10	0.32	0.35	0.31
Diluted earnings (loss) per share as reported	0.10	0.31	0.35	0.30
Pro forma basic earnings (loss) per share	0.10	0.32	0.34	0.30
Pro forma diluted earnings (loss) per share	0.10	0.30	0.33	0.28

     The Company uses the Black-Scholes option pricing model to determine the per share weighted average fair value of stock options granted. There were 5,000 stock options granted during the nine months ended September 30, 2004 with an average fair value of approximately $10.00 per share, using approximate expected dividend yield, risk-free interest rate, expected volatility and expected life of 2.00%, 3.50%, 30.00% and six years, respectively. There were no stock options granted during the nine months ended September 30, 2003.

NOTE 3: COMMITMENTS, CONTINGENCIES AND CONTRACTS

     At September 30, 2004, the Company had commitments of $76.6 million to originate mortgage loans and $1.0 million to purchase loans from correspondent lenders. Of these $77.6 million commitments, $69.5 million were adjustable rate mortgage loans with interest rates ranging from 4.25% to 7.38% and $8.1 million were fixed rate mortgage loans with interest rates ranging from 4.88% to 7.38%. The Company also had commitments to sell $31.6 million of mortgage loans.

     At September 30, 2004, the Company was servicing first mortgage loans of approximately $938.0 million, which were either partially or wholly-owned by others.

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

In Thousands
Assets acquired:
Cash	$251
Premises and equipment	7,327
Core deposit intangible	5,000
Other assets	47
Total assets acquired	12,625
Liabilities Assumed:
Deposit accounts	321,948
Discount on certificates of deposit	2,500
Accrued expenses and other liabilities	442
Total liabilities assumed (net of assets acquired)	312,265
Cash received from Encore Bank	310,297
Goodwill	1,968

     The changes in the carrying amount of goodwill and other intangible for the nine months ended September 30, 2004 are as follows:

		Core Deposit	Total Identifiable
	Goodwill	Intangibles	Intangibles
		(In Thousands)
Balance at December 31, 2003	$12,744	$4,792	$17,536
Amortization expense for the nine months ended September 30, 2004	—	936	936
Other adjustments (recovery)	(130)	—	(130)

Balance at September 30, 2004	12,614	3,856	16,470
Estimated future amortization expense:
Remainder of 2004	—	284	284
2005	—	1,042	1,042
2006	—	863	863
2007	—	685	685
2008	—	506	506
2009	—	476	476

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

NOTE 6: AGREEMENT AND PLAN OF MERGER

     On June 21, 2004, the Company announced that it had entered into an Agreement and Plan of Merger to merge into Banknorth Group, Inc. (“Banknorth”) in a transaction valued at approximately $195 million at the time of announcement. The transaction is subject to all required regulatory approvals, approval of the shareholders of the Company and other customary conditions. The transaction is expected to be completed in early 2005 with operational integration to follow soon thereafter. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company will merge with and into Banknorth and BFS will merge with Banknorth, National Association. Shareholders of the Company’s common stock will receive 1.241 shares of Banknorth common stock, or at the election of a Company shareholder, 1.055 shares of Banknorth common stock and $6.12 in cash, plus, in each case, cash in lieu of any fractional share interest, for each share of

NOTE 7: CAPITAL CONSTRAINTS

     The Bank has informally agreed with the OTS to have at least a 6% Tier 1 capital ratio by year-end 2004 and reduce certain high risk loans below 200% of Tier 1 capital. At September 30, 2004, the Bank’s Tier 1 capital ratio was 6.22% and its high risk loans were at approximately 175% of Tier 1 capital. As a result, the Bank’s ability to fund future dividends to the Company may be limited to the extent it does not continue to meet such thresholds or to the extent the financial condition of the Bank does not permit the Bank to pay dividends to the Company. Additionally, the Company has been requested by the OTS to obtain its permission before incurring additional debt. Although the Company has relied upon dividends from the Bank and debt for liquidity purposes, the Company believes that its current cash and liquidity position is sufficient to fund its near-term debt payment obligations and potential future dividends through 2006 without reliance on dividends from the Bank. Accordingly, to the extent the Bank were unable to pay dividends to the Company, the Company were unable to borrow additional funds or it is unable to raise additional capital, the Company’s liquidity position could be adversely affected, particularly if the pending merger with Banknorth is not consummated.

Company common stock held at the merger date. The transaction will be tax-free to the Company’s shareholders with respect to the stock portion.

     The Company and Banknorth filed a preliminary joint proxy statement/prospectus and other relevant documents concerning the merger with the United States Securities and Exchange Commission (the “SEC”) on October 6, 2004.

     On August 25, 2004, Banknorth entered into an amended and restated agreement and plan of merger with The Toronto-Dominion Bank (“TD”) pursuant to which TD will acquire 51% of the outstanding common stock of Banknorth. Upon completion of the TD/Banknorth merger, each Banknorth shareholder will be entitled to receive, in exchange for the shares of Banknorth common stock owned by such shareholder, a package of consideration consisting of (1) a number of TD common shares equal to 0.2351 multiplied by the number of shares of Banknorth common stock owned by such shareholder, (2) an amount in cash equal to $12.24 multiplied by the number of shares of Banknorth common stock owned by such shareholder and (3) a number of shares of new Banknorth common stock equal to 0.49 multiplied by the number of shares of Banknorth common stock owned by such shareholder, plus cash in lieu of any fractional share interests. Upon completion of the TD merger, TD will own 51% of new Banknorth common stock and existing Banknorth shareholders will own the other 49%.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. GENERAL

     The Company, headquartered in Burlington, Massachusetts, was organized in 1995 under Delaware law as the holding company for BFS in connection with the conversion of BFS from a mutual to a stock form of ownership. The Company later acquired BNB, a nationally-chartered commercial bank, as its wholly-owned subsidiary, which was merged into BFS on December 31, 2003, (collectively, “BFS”). In December 1999, the Company acquired Diversified Ventures, Inc., d/b/a Forward Financial Company (“Forward Financial”) and Ellsmere Insurance Agency, Inc. (“Ellsmere”). Forward Financial and Ellsmere operate as subsidiaries of BFS. On October 24, 2003, the Company acquired the seven (7) Boston area branch offices of Encore Bank (the “acquisition of branches”), including one office in Lexington, which was merged into the Company’s existing Lexington office.

     The Company’s business has been conducted primarily through its wholly-owned subsidiary, BFS. It operates its administrative/bank branch office located in Burlington, Massachusetts and its 15 other bank branch offices located in Arlington, Bedford, Belmont, Billerica, Boston, Chelsea, Lexington, Needham, Newton, Peabody, Revere, Sudbury, Wellesley and two offices in Woburn. These offices are all located in the greater Boston metropolitan area. The former Linden Street, Wellesley office was merged into the Route 9 Wellesley office in June 2004. The Bank’s subsidiary, Forward Financial, maintains its headquarters in Westborough, Massachusetts, effective October 1, 2003 (previously located in Northborough, Massachusetts) and operates in approximately 20 states.

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

     The Company is a savings and loan holding company subject to the regulations of the Office of Thrift Supervision (the “OTS”) since December 31, 2003.

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

     Net income for the quarter ended September 30, 2004 was $474,000, compared to net income of $1.4 million for the quarter ended September 30, 2003. Basic and diluted earnings per share were both $0.10 for the quarter ended September 30, 2004 and $0.32 and $0.31, respectively, for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, net income was $1.6 million, or $0.35 basic and diluted earnings per share, compared to $1.4 million or $0.31 basic and $0.30 diluted earnings per share for the nine months ended September 30, 2003.

     The net interest margin of 2.47% for the quarter ended September 30, 2004 was eight basis points higher than the 2.39% net interest margin for the third quarter of 2003. The increase was primarily due to the effects of recent Federal Reserve Bank induced increases in short-term interest rates, which allowed the Company to increase the yield on prime-based loans and equity lines. For the nine months ended September 30, 2004, the net interest margin of 2.39% was eight basis points lower than the 2.47% net interest margin for the nine months ended September 30, 2003.

     Generally higher mortgage interest rates caused a decline in mortgage loan originations and consequently led to a $1.3 million decline in gain on sale of loans in the quarter ended September 30, 2004 compared to the third quarter of 2003. Through September 30, 2004, gain on sale of loans was $5.2 million, a $3.6 million reduction from the $8.8 million gain on sale of loans for the comparable nine months ended September 30, 2003.

     Loan processing and servicing fees were a negative $107,000 for the three months ended September 30, 2004, compared to a negative $341,000 for the three months ended September 30, 2003. On a year-to-date basis, loan processing and servicing fees were a negative $11,000, compared to a negative $2.9 million for the nine months ended September 30, 2003. The primary reason for the improvement is due to a net recovery of approximately $500,000 in the value of the Company’s originated mortgage servicing rights (“OMSRs”) during the nine months ended September 30, 2004, whereas impairment charges of approximately $3.6 million were incurred in the nine months ended September 30, 2003.

     The current quarter was significantly impacted by the absorption of approximately $668,000 in merger related expenses, which are not tax-deductible expenses. Through September 30, 2004, the Company has incurred approximately $1.6 million in non-deductible merger related expenses.

     Non-performing loans increased from $4.7 million at December 31, 2003 to $7.4 million at September 30, 2004, primarily due to a $2.3 million loan secured by an industrial building and a few other smaller balance loans becoming delinquent 90 days or more. The allowance for loan losses as a percent of loans increased from 1.13% at December 31, 2003 to 1.16% at September 30, 2004.

Recent Developments

     See Note 6 for recent developments regarding the Company’s merger with the Banknorth Group, Inc.

Critical Accounting Policies

     The Company’s critical accounting policies were detailed in the Company’s Annual Report for the year ended December 31, 2003, in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 of the Consolidated Financial Statements. Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The Company’s policies with respect to the methodologies used to determine the allowance for loan losses and asset impairment judgments, including the valuation of Originated Mortgage Servicing Rights (“OMSRs”) and the value of goodwill, are the Company’s most critical accounting policies because they are important to the presentation of the financial condition and results of operations of the Company and they involve a higher degree of complexity and require management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could result in material differences in the results of operations or financial condition. The appropriate, critical accounting policies and their application are reviewed quarterly by the Audit and Compliance Committee of the Board of Directors.

B. FINANCIAL CONDITION

Assets

     Total assets declined by $11.7 million to a balance of $1.7 billion at September 30, 2004, approximately the same as at December 31, 2003. Investment securities available for sale declined by $46.9 million due in part to the Company’s sale of a portion of its mutual fund investments. Mortgage-backed securities held to maturity declined by $11.3 million due to amortization and pre-payments. Partially offsetting these declines were increases in loans held for sale and loans, net, which increased by $13.5 million and $40.0 million, respectively.

     The Company’s loan portfolio was comprised of the following at:

	9/30/04	12/31/03
	In thousands
Mortgage loans:
Residential 1-4 family	$909,070	$827,184
Multi-family	20,225	20,044
Construction and land	72,822	116,427
Commercial real estate	101,005	123,544

Total mortgage loans	1,103,122	1,087,199

Consumer and other loans:
Home equity and improvement	136,907	120,205
Consumer	3,416	4,597
Business	20,238	26,582

Total consumer and other loans	160,561	151,384

Total loans, gross	1,263,683	1,238,583

Allowance for loan losses	(14,898)	(13,874)
Construction loans in process	(18,818)	(33,125)
Net unearned premium on loans purchased	16	25
Fair value adjustment on mortgage banking derivatives	—	(38)
Deferred loan origination costs	8,029	6,448

Loans, net	$1,238,012	$1,198,019

     As noted in the above table, the allowance for loan losses amounted to $14.9 million at September 30, 2004. Management believes the allowance is adequate to absorb probable loan losses. The allowance for loan losses increased from $13.9 million at December 31, 2003 due to the current quarter’s provision, net of charge-offs/recoveries. Because future events affecting the loan portfolio cannot be predicted with complete accuracy, there can be no assurances that management’s estimates are correct and that the existing allowance for loan losses is adequate. However, the Company believes that the allowance for loan losses is at a reasonable level based on its evaluation of information currently available. The Company maintains an allowance for losses that is inherent in the Company’s loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management determines that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The following is a summary of activity in the allowance for loan losses during the nine months ended September 30, 2004:

In thousands
Balance at December 31, 2003.	$13,874
Loss provision	1,350
Recoveries	278
Charge-offs	(604)

Balance at September 30, 2004	$14,898

     Management’s methodology to estimate loss exposure inherent in the portfolio includes an analysis of individual loans deemed to be impaired, reserve allocations for various loan types based on payment status or loss experience and an unallocated allowance that is maintained based on management’s assessment of many factors, including trends in loan delinquencies and charge-offs, current economic conditions and their effect on borrowers’ ability to pay, underwriting standards by loan type, mix and balance of the portfolio, and the performance of individual loans in relation to contract terms. In addition, the OTS, as an integral part of its examination process, periodically reviews the Company’s allowance based on its judgments about information available to it at the time of its examination. While management uses information currently available to estimate inherent losses on its loans, future additions to the allowance may be necessary based on regulatory directives or future events, including changes in local, regional and national economic conditions and real estate markets, and changes in market interest rates. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio is affected by such changes.

     As part of the Company’s determination of the adequacy of the allowance for loan losses, the Company monitors its loan portfolio through its management Asset Classification Committee (the “Committee”). The Committee classifies loans depending on risk of loss characteristics. The most severe classification before a charge-off or impairment is required is “sub-standard.” At September 30, 2004, the Company classified $34.5 million of loans as sub-standard compared to $21.2 million at December 31, 2003. Non-performing assets at September 30, 2004 totaled $8.7 million or 0.52% of total assets, compared to $6.5 million, or 0.38% of total assets, at December 31, 2003. The increase was primarily due to a $2.3 million loan secured by an industrial building and a few other smaller balance loans becoming delinquent 90 days or more. The Committee, which meets quarterly, determines the adequacy of the allowance for loan losses through ongoing analysis of the historical loss experience, the composition of the loan portfolios, delinquency levels, underlying collateral values, cash flow values and state of the real estate economy. Management believes that the allowance for loan losses at September 30, 2004 is sufficient to provide for anticipated losses inherent in the loan portfolio.

     The Company’s $14.9 million allowance for loan losses at September 30, 2004 represented 201% of non-performing loans or 1.16% of total loans, compared to $13.9 million at December 31, 2003, or 296% of non-performing loans and 1.13% of total loans. Management believes these coverage ratios are at prudent levels considering the levels of non-performing loans and classified loans.

     Non-performing loans were $7.4 million and $4.7 million at September 30, 2004 and December 31, 2003, respectively. The amount of interest income on non-performing loans that would have been recorded had these loans been current in accordance with their original terms was $416,000 and $384,000 for the nine-month periods ended

September 30, 2004 and 2003, respectively. The amount of interest income that was recorded on these loans was $150,000 and $146,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

     At September 30, 2004, there were three loans with a net balance of $3.2 million, characterized as impaired. During the nine months ended September 30, 2004, the average recorded value of impaired loans was $3.6 million. No interest income was recognized. Approximately $242,000 of interest income would have been recognized under the loans’ original terms. At September 30, 2003, there were eight loans with a net balance of $3.7 million, characterized as impaired. During the nine months ended September 30, 2003, the average recorded value of impaired loans was $7.6 million; there was $64,000 of interest income that was recognized and $180,000 of interest income that would have been recognized under the loans’ original terms.

     At September 30, 2004, the Company had a commercial real estate building (an office condominium) in REO with a carrying amount of $1.3 million. At December 31, 2003, the Company had one property in REO consisting of two office condominiums with a balance of $1.8 million. One of the office condominiums, located in Woburn, Massachusetts was sold in the third quarter of 2004. The remaining unit is currently being marketed for sale.

     Stock in the Federal Home Loan Bank and Federal Reserve Bank declined by $6.0 million as the Company redeemed its excess capital under the FHLB’s new capital requirements and redeemed its Federal Reserve Bank stock applicable to the former Broadway National Bank.

Liabilities

     Deposit accounts were $1.1 billion at September 30, 2004, a decrease of $44.4 million from the $1.2 billion at December 31, 2003. Most of this decrease is attributable to the expected run-off at the former Encore Bank Boston area branches acquired in late 2003.

     The following is a summary of deposit balances by type at:

	09/30/04	12/31/03
	In thousands
NOW accounts	$202,249	$211,469
Regular and statement savings	217,816	227,491
Money market	123,885	138,986
Demand deposits and official checks	90,762	91,695

Total non-certificate accounts	634,712	669,641

Certificate accounts:
3 to 12 months	72,644	57,271
1 to 3 years	302,950	320,818
Greater than 3 years	85,626	91,702
IRA/KEOGH	50,523	51,323

Total certificate accounts	511,643	521,114

Total deposit balances	$1,146,355	$1,190,755

Expected maturity of certificate accounts:
Within one year	$298,570	$255,666
One to two years	152,025	174,903
Two to three years	38,176	47,358
Over three years	22,872	43,187

Total certificate accounts	$511,643	$521,114

     FHLB advances and other borrowings increased $29.8 million, to a balance of $428.4 million at September 30, 2004, from $398.7 million at December 31, 2003.

C. COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

GENERAL

     During the quarter ended September 30, 2004, the Company earned $474,000, or $0.10 basic and diluted earnings per share, compared to net income of $1.4 million or $0.32 basic and $0.31 diluted earnings per share for the third quarter of 2003. The current quarter’s earnings were negatively impacted by the expenditure of $668,000 on merger related expenses, which are not tax deductible and a $1.3 million decline in gain on sale of loans. These items were partially offset by an increase in the net interest income of $941,000 and $415,000 in gain on sale of investment securities. Earnings for the nine months ended September 30, 2004 benefited from improved net interest income, improved loan processing and servicing fees and gain on sale of investment securities, offset by lower gain on sale of loans, amortization of core deposit intangible and merger related expenses. The nine months ended September 30, 2003 were negatively impacted by the incremental loan loss provision, OMSR impairment of $3.6 million, which drove loan processing and servicing income to a negative $2.9 million, and additional state taxes and interest relating to the disputed deduction for dividends received from the REIT subsidiaries. The period was positively impacted by higher than normal gain on sale of loans.

     For the nine months ended September 30, 2004 and 2003, the annualized return on average stockholders’ equity was 2.21% and 1.96%, respectively. Comments regarding the components of net income are detailed in the following paragraphs.

Average Balances, Yields and Costs

     The following table sets forth certain information relating to the Company for the three and nine months ended September 30, 2004 and 2003. The average yields and costs are derived by dividing income or expense by the average balance of interest earning assets or interest bearing liabilities, respectively, for the periods shown. The average balance data is derived from daily balances. The yields and costs include fees, premiums and discounts, which are considered adjustments to yields.

BOSTONFED BANCORP, INC. AND SUBSIDIARIES
Average Balances and Yield/Costs

	2004			2003
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
			(Dollars in thousands)
For the quarter ended September 30:
Assets:
Interest-earning assets:
Investment securities (1)	$86,265	$597	2.77%	$147,088	$997	2.71%
Loans, net and loans held for sale (2)	1,254,533	16,229	5.17%	1,163,428	15,995	5.50%
Mortgage-backed securities (3)	233,622	2,552	4.37%	153,428	1,362	3.55%

Total interest-earning assets	1,574,420	19,378	4.92%	1,463,944	18,354	5.01%

Non interest-earning assets	107,196			102,081

Total assets	1,681,616			1,566,025

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	126,169	508	1.61%	67,417	191	1.13%
Savings accounts	220,861	504	0.91%	222,647	516	0.93%
NOW accounts	202,536	287	0.57%	151,610	50	0.13%
Certificate accounts	525,851	3,862	2.94%	410,195	3,708	3.62%

Total	1,075,417	5,161	1.92%	851,869	4,465	2.10%
Borrowed funds (4)	413,893	4,512	4.36%	509,083	5,125	4.03%

Total interest-bearing liabilities	1,489,310	9,673	2.60%	1,360,952	9,590	2.82%

Non interest-bearing liabilities	94,248			111,936

Total liabilities	1,583,558			1,472,888

Stockholders’ equity	98,058			93,137

Total liabilities and stockholders’ equity	$1,681,616			$1,566,025

Net interest rate spread (5)		$9,705	2.32%		$8,764	2.19%

Net interest margin (6)			2.47%			2.39%

Ratio of interest-earning assets to interest-bearing liabilities	105.71%			107.57%

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

(4) Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 4.35% and 3.98% for the three months ended September 30, 2004 and September 30, 2003, respectively.

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
			(Dollars in thousands)
For the nine months ended September 30:
Assets:
Interest-earning assets:
Investment securities (1)	$107,188	$2,008	2.50%	$155,947	$3,235	2.77%
Loans, net and loans held for sale (2)	1,220,864	47,384	5.17%	1,113,726	48,429	5.80%
Mortgage-backed securities (3)	236,464	7,540	4.25%	143,618	4,496	4.17%

Total interest-earning assets	1,564,516	56,932	4.85%	1,413,291	56,160	5.30%

Non interest-earning assets	107,910			105,000

Total assets	1,672,426			1,518,291

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Money market deposit accounts	128,535	1,519	1.58%	64,997	575	1.18%
Savings accounts	221,734	1,492	0.90%	217,735	1,724	1.06%
NOW accounts	203,389	878	0.58%	147,712	206	0.19%
Certificate accounts	525,943	11,604	2.94%	415,462	11,850	3.80%

Total	1,079,601	15,493	1.91%	845,906	14,355	2.26%
Borrowed funds (4)	398,951	13,352	4.46%	468,187	15,592	4.44%

Total interest-bearing liabilities	1,478,552	28,845	2.60%	1,314,093	29,947	3.04%

Non interest-bearing liabilities	96,506			110,670

Total liabilities	1,575,058			1,424,763

Stockholders’ equity	97,368			93,528

Total liabilities and stockholders’ equity	$1,672,426			$1,518,291
Net interest rate spread (5)		$28,087	2.25%		$26,213	2.26%

Net interest margin (6)			2.39%			2.47%

Ratio of interest-earning assets to interest-bearing liabilities	105.81%			107.55%

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

(4) Interest paid on borrowed funds for the periods presented includes interest expense on loan investor deposits held in escrow accounts with the Company related to the Company’s loan servicing, which, if such interest expense was excluded, would result in an average cost of borrowed funds of 4.45% and 4.40% for the nine months ended September 30, 2004 and September 30, 2003, respectively.

(5) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Interest Income

     Total interest income was $19.4 million on interest-earning assets for the quarter ended September 30, 2004, compared to $18.4 million for the quarter ended September 30, 2003. Although the average yield on interest-earning assets declined by nine basis points, net interest income increased by $1.0 million due to the earnings on the $110.5 million increase in average interest-earning assets. The average yield on interest-earning assets declined to 4.92% for the three months ended September 30, 2004 from 5.01% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, total interest income increased by $772,000, to $56.9 million, compared to the $56.2 million interest income earned during the nine months ended September 30, 2003. As in the current quarter, the year-to-date interest income increased due to higher average balances, which were $151.2 million higher in the nine months ended September 30, 2004. Partially offsetting the increased interest income from the higher average balances was the impact of a 45 basis point decline in the average yield on interest-earning assets. The reduced yields are due in part to the repricing of a portion of the Company’s adjustable-rate portfolio, based on much lower indices resulting from the Federal Reserve induced decline in market interest rates during the past few years, which only recently have been partially reversed. Additionally, the proceeds received from the record levels of loan prepayments and matured investment securities have been re-invested at much lower interest rates than had been earned, despite recent increases in some market interest rates.

     Interest income on loans, net, for the quarter ended September 30, 2004 increased by $234,000, or 1.5%, to $16.2 million compared to $16.0 million for the comparable quarter in 2003. The increase in interest income from loans, net, for the current three-month period was due to the $91.1 million increase in the average balance of loans, net, partially offset by the effects of the 33 basis points decline in the average yield. The average yield on loans, net, for the three months ended September 30, 2004 was 5.17%, compared to an average yield of 5.50% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest income on loans, net, was $47.4 million, $1.0 million lower that the prior year comparable period. The yield on loans, net, declined by 63 basis points in the current nine-month period. Many adjustable-rate loans continue to be originated at relatively low interest rates and the major repricing indices remain low by historical standards. The Company has continued investing in interest sensitive loans such as equity lines, commercial and construction, business and other short-term indexed loans and selling most of its fixed-rate longer term loans into the secondary market in order to protect against the possibility of rising interest rates.

     Interest on mortgage-backed securities for the quarter ended September 30, 2004 was $2.6 million, compared to $1.4 million for the quarter ended September 30, 2003. The increase in interest on mortgage-backed securities was due to the combined effects of an $80.2 million increase in the average balance and an 82 basis point increase in the average yield. The average yield increased from 3.55% for the three months ended September 30, 2003, to 4.37% for the current three-month period. For the nine months ended September 30, 2004, interest income on mortgage-backed securities increased to $7.5 million, from $4.5 million for the nine months ended September 30, 2003 due primarily to the $92.8 million increase in the average balance of mortgage-backed securities. The average yield on mortgage-backed securities increased from 4.17% for the nine months ended September 30, 2003, to 4.25% for the nine months ended September 30, 2004. The increased yield is a reflection of the recent increases in the interest rate environment, which allowed the Company to reinvest into similar, but higher yielding investments.

     Income from investment securities was $597,000 for the three months ended September 30, 2004, compared to $1.0 million for the prior year quarter. The decline in income from investment securities was due to the lower average balance of investment securities in the current year quarter, only partially offset by an increase in the average yield. The average balance of investment securities declined to $86.3 million for the three months ended September 30, 2004, from an average balance of $147.1 million for the prior year quarter. The average yield increased from 2.71% for the three months ended September 30, 2003, to 2.77% for the three months ended September 30, 2004. For the nine months ended September 30, 2004, interest income from investment securities was $2.0 million, compared to $3.2 million for the nine months ended September 30, 2003. The lower income in the current year-to-date period is due to the combined effects of lower average balances and lower yields. The average investment securities balance for the nine months ended September 30, 2004 was $107.2 million, compared to an average investment securities balance of $155.9 million for the prior year-to-date. The average yield declined by 27 basis points, to an average yield of 2.50% for the nine months ended September 30, 2004 from an average yield of 2.77% in the prior year-to-date. Although short-term interest rates have increased recently, the yield on investment securities for the nine months ended September 30, 2004 still reflects the effect of declines in market interest rates over the last few years, including the historically low rates being paid on federal funds and Federal Home Loan Bank overnight deposits. Because the Company’s investment securities are generally of a shorter-term nature, the decline in market interest rates has had a significant impact on the overall yield of investment securities.

     Interest Expense

     Total interest expense on interest-bearing liabilities for the quarter ended September 30, 2004 increased by $83,000 to $9.7 million from $9.6 million for the quarter ended September 30, 2003. The increase in interest expense for the quarter ended September 30, 2004 was due to the effects of an increase in the average balance of interest-bearing liabilities of $128.4 million almost offset by the benefit of a reduction of 22 basis points in the average cost of interest bearing liabilities. Total interest-bearing liabilities averaged $1.5 billion during the third quarter of 2004, compared to an average balance of $1.4 billion during the quarter ended September 30, 2003. The average cost of interest-bearing liabilities declined to 2.60% during the quarter ended September 30, 2004, compared to 2.82% for last year’s third quarter. Total interest expense on interest-bearing liabilities during the nine months ended September 30, 2004 declined to $28.8 million from $29.9 million for the nine months ended September 30, 2003. The lower interest expense was due to a 44 basis point decline in the average cost of interest-bearing liabilities in the current year-to-date period, partially offset by the interest expense on the $164.5 million increase in the average balance of interest-bearing liabilities in the current year-to-date.

     Interest expense on deposit accounts was $5.2 million for the quarter ended September 30, 2004, an increase of $696,000 from the $4.5 million for the quarter ended September 30, 2003. Interest expense on deposit accounts increased, despite an 18 basis point decrease in the average cost of deposits due to the interest expense applicable to the increase of $223.5 million in the average deposit balance. For the three months ended September 30, 2004, the average cost of deposits was 1.92%, compared to 2.10% for the three months ended September 30, 2003. Average balances of deposit accounts were $1.1 billion for the third quarter of 2004, compared to an average balance of $851.9 million for the quarter ended September 30, 2003. Interest expense on deposit accounts increased to $15.5 million in the nine months ended September 30, 2004, compared to $14.4 million for the nine months ended September 30, 2003, despite a reduction of 35 basis points in the average cost of deposits. The effect of the lower cost of funds was more than offset by the increase in the average deposit balance, which increased by $233.7 million in the nine months ended September 30, 2004. The primary reason for the increased average balance in savings deposits was due to the acquisition of the former Encore Bank branches in October of 2003.

     Interest expense on borrowed funds was $4.5 million for the three months ended September 30, 2004, compared to $5.1 million for the three months ended September 30, 2003. The $613,000 decline in interest expense on borrowed funds was due to lower average balances of borrowed funds in the third quarter of 2004, compared to the third quarter of 2003, partially offset by a higher average cost. Borrowed funds declined to an average balance of $413.9 million during the quarter ended September 30, 2004, from an average of $509.1 million for the comparable quarter of 2003, primarily due to the repayment of advances with the cash proceeds from the deposits acquired in the former Encore Bank branches. The average cost of borrowed funds increased to 4.36% for the three months ended September 30, 2004, a 33 basis point increase, compared to the 4.03% cost of borrowed funds for the three months ended September 30, 2003. For the nine months ended September 30, 2004, interest on borrowed funds declined to $13.4 million, compared to $15.6 million for the nine months ended September 30, 2003. The lower interest expense was essentially due to the effects of lower average balances, which declined by $69.2 million. The average cost of borrowed funds for the nine months ended September 30, 2004 was 4.46%, a minimal change from the 4.44% for the nine months ended September 30, 2003. The cost of borrowed money has not declined at the same rate as overall market rate declines, due to the Company’s use of generally longer-term advances and the overall decline in the advances total, which precludes the addition of new advances at lower market rates.

Net Interest Income

     Net interest income for the three months ended September 30, 2004 was $9.7 million, compared to $8.8 million for the third quarter of 2003. The combination of higher average balances and a higher net interest margin contributed to the improved net interest income in the current quarter. For the nine months ended September 30, 2004, net interest income was $28.1 million, compared to $26.2 million for the prior year comparable period. Net interest income increased, despite a decline in the net interest margin, due to higher levels of interest earning assets. The lowest interest rates in decades have precipitated high levels of loan prepayments, which combined with reinvestment in lower yielding loans and investment securities, as well as diminishing opportunities to continue lowering core deposit interest rates, have caused a decrease in the net interest margin up until the current quarter.

The net interest margin increased to 2.47% for the quarter ended September 30, 2004, from 2.39% in the third quarter of 2003. For the nine months ended September 30, 2004, the net interest margin declined to 2.39%, compared to 2.47% for the nine months ended September 30, 2003 as the current quarter’s improved margin was offset by the lower margins earlier in the period.

Provision for Loan Losses

     The provision for loan losses was $450,000 for the three months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, the provision for loan losses was $1.4 million and $2.9 million, respectively. The loan loss provision for the prior year was higher than normal due to a $1.6 million charge-off necessitating the replenishment of the allowance for loan losses at June 30, 2003. The coverage ratio of allowance for loan losses as a percent of loans increased from 1.13% at December 31, 2003, to 1.16% at September 30, 2004. Non-performing loans increased from $4.7 million at December 31, 2003 to $7.4 million at September 30, 2004, primarily due to a $2.3 million loan secured by an industrial building and a few smaller loans becoming delinquent more than 90 days. The allowance for loan losses was $14.9 million at September 30, 2004, compared to $13.9 million at December 31, 2003. These amounts represent 201% and 296%, of non-performing loans at September 30, 2004 and December 31, 2003, respectively.

Non-Interest Income

     Total non-interest income declined to $3.3 million for the quarter ended September 30, 2004, compared to $4.3 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, non-interest income declined to $10.3 million, compared to $10.8 million for the nine months ended September 30, 2003. The primary cause for the declines is lower gain on sale of loans, which declined to $1.6 million in the current quarter compared to $3.0 million for the third quarter of 2003 and $5.2 million for the nine months ended September 30, 2004, compared to $8.8 million for the nine months ended September 30, 2003. As mortgage interest rates have climbed recently, the volume of loans refinanced has declined, providing fewer loans for sale. Partially offsetting the impact of lower gain on sale of loans was the improvement in loan processing and servicing income. Loan processing and servicing fees were a negative $107,000 in the current quarter, compared to a negative $341,000 for the quarter ended September 30, 2003 as the Company experienced fewer loan prepayments in its loans serviced for others. For the nine months ended September 30, 2004, loan processing and servicing fees were a negative $11,000, compared to a negative $2.9 million for the nine months ended September 30, 2003. The originated mortgage servicing rights (“OMSRs”) balance was $7.1 million, with no valuation allowance, and represented approximately 76 basis points of the $938.0 million of loans serviced for others.

     Total mortgage loan originations were $655.0 million during the nine months ended September 30, 2004, compared to $1.1 billion for the nine months ended September 30, 2003. Generally, the Company sells approximately one-half of its loan production. Included in the above gain on sale of loans were gains on sale of loans by the Bank’s subsidiary, Forward Financial Company, which amounted to $2.1 million and $2.9 million for the nine months ended September 30, 2004 and 2003, respectively.

     Gain on sale of investments during the quarter ended September 30, 2004 was $415,000, as the Company liquidated a portion of its equity securities and mutual fund investments. For the nine months ended September 30, 2004, gain on sale of investments was $747,000, which included the aforementioned gain, as well as additional gains on the sale of equity securities sold during the first half of 2004.

     Deposit service fees declined to $2.4 million in the nine months ended September 30, 2004, compared to $2.7 million in the prior year period. The decline is due to the Company’s elimination of various deposit service fees for competitive reasons.

Non-Interest Expense

     Total non-interest expense was $11.5 million for the quarter ended September 30, 2004, compared to $10.2 million for the prior year quarter. The third quarter of 2004 included $312,000 in amortization of core deposit intangibles (“CDI”) related to the acquisition and assumption of Encore Bank’s Boston area branches. Other non-

interest expense was $2.5 million for the quarter ended September 30, 2004, compared to $1.4 million for the prior year comparable quarter. The increase in the quarter ended September 30, 2004 is primarily due to expenses of approximately $668,000 incurred as a result of costs associated with the merger with Banknorth Group, Inc. and other corporate accruals. For the nine months ended September 30, 2004, total non-interest expenses were $33.7 million, compared to $29.7 million for the nine months ended September 30, 2003. The increase was also primarily due to the recognition of $936,000 in amortization of CDI and $1.6 million of merger related expenses in the nine months ended September 30, 2004. Also, in addition to the above mentioned increased expenses, compensation and benefits, occupancy and equipment and data processing expenses were also higher for the nine months ended September 30, 2004 in part due to expenses associated with the addition of the former Encore Bank branches.

     Income tax expense for the quarter ended September 30, 2004 was $615,000, for an effective tax rate of 56.5%, which is higher than the expected effective tax rate of approximately 41%, primarily due to the $668,000 non-deductible merger related expenditures, partially offset by the non-taxable nature of income from bank-owned life insurance (“BOLI”). In the prior year, BOLI income was essentially offset by non-deductible employee stock ownership plan (“ESOP”) expenses. ESOP expenses are no longer being incurred, as the ESOP was fully allocated at December 31, 2003. Income tax expense for the quarter ended September 30, 2003 was $1.1 million, for an effective tax rate of 42.3%. For the nine months ended September 30, 2004, income tax expense was $1.7 million for an effective tax rate of 51.5%, similarly impacted by the non-deductible merger related expenses of $1.6 million and BOLI income. For the nine months ended September 30, 2003, income tax expense was $3.0 million, a portion of which was the charge for the additional REIT taxes applicable to prior years, net of the settlement with the Massachusetts Department of Revenue. The remaining tax of approximately $1.8 million results in an effective tax rate of approximately 41.4%.

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

     The Bank has informally agreed with the OTS to have at least a 6% Tier 1 capital ratio by year-end 2004 and reduce certain high risk loans below 200% of Tier 1 capital. At September 30, 2004, the Bank’s Tier 1 capital ratio was 6.22% and its high risk loans were at approximately 175% of Tier 1 capital. As a result, the Bank’s ability to fund future dividends to the Company may be limited to the extent it does not continue to meet such thresholds or to the extent the financial condition of the Bank does not permit the Bank to pay dividends to the Company. Additionally, the Company has been requested by the OTS to obtain its permission before incurring additional debt. Although the Company has relied upon dividends from the Bank and debt for liquidity purposes, the Company believes that its current cash and liquidity position is sufficient to fund its near-term debt payment obligations and potential future dividends through 2006 without reliance on dividends from the Bank. Accordingly, to the extent the Bank were unable to pay dividends to the Company, the Company were unable to borrow additional funds or it is unable to raise additional capital, the Company’s liquidity position could be adversely affected, particularly if the pending merger with Banknorth is not consummated.

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

     Liquid assets consisted of the following for the periods indicated:

	09/30/04	12/31/03
	(In Thousands)
Cash and cash equivalents	$28,988	$34,045
Investment securities available for sale	55,782	102,647
Mortgage-backed securities available for sale	92,492	83,752
Loans held for sale	26,286	12,751

Total liquid assets	$203,548	$233,195

     These amounts represent 12.1% and 13.8% of the Company’s total assets at September 30, 2004 and December 31, 2003, respectively.

     The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances and wholesale-brokered deposits. At September 30, 2004, the Bank had $395.4 million in advances outstanding from the FHLB and had, with existing collateral, an additional $394.9 million in overall borrowing capacity from the FHLB. Borrowing capacity can also be further increased upon delivery of mortgage notes on non-owner occupied one- to four-family loans, multi-family and commercial loans. The Bank generally does not pay the highest deposit rates in its market and accordingly utilizes alternative sources of funds such as FHLB advances and wholesale-brokered deposits to supplement cash flow needs.

     At September 30, 2004, the Bank had commitments to originate loans and unused outstanding lines of credit totaling $267.2 million. Certificate accounts, which are scheduled to mature in less than one year from September 30, 2004, totaled $298.6 million. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments and certificate of deposit withdrawals as they may occur.

     At September 30, 2004, the consolidated stockholders’ equity to total assets ratio was 5.9%. As of September 30, 2004, the Bank exceeded all of its regulatory capital requirements. The Bank’s tier 1 (core) capital, total risk-based capital, tier 1 risk-based and tangible equity capital ratios were 6.2%, 11.4%, 10.2% and 6.2%, respectively.

E. OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, revenues, expenses or results of operations of the Company. Additionally, there has not been any material changes during the quarter to any contractual obligations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At September 30, 2004, the Company’s one-year gap was a negative 3.8% of total assets, compared to a positive 2.7% of total assets at December 31, 2003.

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

     As in the case with the gap analysis, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model used assumes that the composition of the Company’s interest sensitive assets and liabilities existing at the beginning of a period remain constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company’s net interest income and will differ from actual results. See the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004, for a detail of the GAP and NPV tables. There have been no material changes in the net portfolio value since December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

     The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial position, the annual results of operations or the liquidity of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     No equity securities were sold during the quarter that were not registered under the Securities Exchange Act. No repurchases of stock were made during the quarter.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None.

Item 6. Exhibits

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

BOSTONFED BANCORP, INC. (Registrant)

Date: November 8, 2004	By:	/s/ David F. Holland

David F. Holland President and Chief Executive Officer

Date: November 8, 2004	By:	/s/ John A. Simas

John A. Simas Executive Vice President, Chief Financial Officer and Corporate Secretary