Form 10-Q/A
period 2004-09-30
BOSTONFED BANCORP INC
filed 2004-11-10
CIK 948515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This 10-Q/A is being filed in its entirety to correct a typographical error moving Footnote 7: Capital Constraints from page 11 to its proper location on page 12.

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

BOSTONFED BANCORP, INC. (Registrant)

Date: November 10, 2004	By:	/s/ David F. Holland

David F. Holland President and Chief Executive Officer

Date: November 10, 2004	By:	/s/ John A. Simas

John A. Simas Executive Vice President, Chief Financial Officer and Corporate Secretary